Form 10KSB
period 2007-12-31
MAPLE MOUNTAIN PUMPKINS & AGRICULTURE, INC.
filed 2008-03-20
CIK 1420847

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-52964

Maple Mountain Pumpkins and Agriculture, Inc.

(Name of small business issuer in its charter)

Nevada	84-1426364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 Rildah Circle, Kaysville, Utah 84037
(Address of principal executive offices)
(801) 628-5555
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

State issuer’s revenues for its most recent fiscal year.      $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The aggregate market value of the issuer’s common stock held by non-affiliates at February 14, 2008 is deemed to be $0.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

 Yes ☐    No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 12, 2008, there were 10,500,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 6 6 6
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B. Other Information

		7 7 8 8 8 8
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		8 10 10 11 11 12
	Signatures	13
	Financial Statements	F-2

(Inapplicable items have been omitted)

PART I

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 1.  Description of Business.

We were formed as a Nevada corporation on August 15, 1997 as Maple Mountain Pumpkins and Agriculture, Inc. From August 1997 to December 2006 we were engaged in the business of farming pumpkins, sweet corn, and other crops. The business provided an agricultural setting wherein customers were allowed to walk into the field to select and harvest Halloween Pumpkins and other agricultural products.  In addition to farm products, the Company operated a Corn Maze during the autumn months each year and included a variety of family related seasonal activities including arts, crafts, and homemade products. Because of increased competition and an unpredictable market share loss to a formidable competitor we elected to cease operations. On December 22, 2006, our Board of Directors approved the sale of 10,000,000 shares of the Company’s common stock for $20,000 and on December 23, 2006 our shareholders approved a quasi-reorganization (further described herein). Subsequently, an additional 20,000,000 shares of common stock were sold to our current sole director and officer for $20,000. We are currently seeking to pursue other business opportunities.

During December 2006, the Company ceased its agricultural produce business and commenced the process of seeking a new business venture and entered into a new development stage. Management sought and obtained the Company’s shareholders’ approval of a quasi-reorganization effective as of December 23, 2006, that provided for a readjustment of the Company’s capital accounts and for recording the fair value of property held for sale and resulted in the retained deficit from prior operations being eliminated through an offset against its capital in excess of par value account in the amount of $8,096. Thus, the Company’s property held for resale was valued at $500 (the amount received subsequently from the sale thereof) and the paid-in capital account was reduced to $13,624 remaining balance. No other accounts were affected by this readjustment and the Company’s accounting is now substantially similar to that of a new enterprise.

We have now focused our efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target entity into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target entity. Through the filing of a Form 10-SB, we will provide a method for a foreign or domestic private entity to report to the United States Securities and Exchange Commission pursuant to the filing of Form 10-KSB, Form 10-QSB, and other disclosure reports. Thereby, through our acquisition, the securities of the combined entities are qualified for trading in the United States. No assurance can be given that such a combination will result in the establishment of a trading market for our securities.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our officer and director although they are reimbursed for expenditures advanced on our behalf.

Item 2.  Description of Property.

We do not currently own any property.  Mr. Edwards, our president, allows us to use his office in Kaysville, Utah on a rent-free basis.    We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against Maple Mountain Pumpkins and Agriculture, Inc., or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Maple Mountain Pumpkins and Agriculture, Inc., or have any material interests in actions that are adverse to our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

There currently is no active trading for Maple Mountain’s Common Stock.

At March 12, 2008, the number of record holders of our Common Stock was 71. Total shares issued and outstanding were 10,500,000.  Such number of record holders was determined from our shareholders’ list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents.

We have not paid any dividends upon our Common Stock and do not contemplate paying any dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2007 and 2006

We have at December 31, 2007 $21,101 available cash on hand and $1,705 of prepaid professional fees and have a cumulative loss since entering the Development Stage on December 23, 2006 of $20,568.  We did not generate any revenues or have operations during the year ended December 31, 2007 and from entering the Development Stage on December 26, 2006 through to December 31, 2006.  Net Loss during the year ended December 31, 2007 was $20,558 compared to $10 from entering the Development Stage on December 23, 2006 through to December 31, 2006.  Expenses for the year ended December 31, 2007 consisted of general and administrative expenses of $20,146 and interest expense of $412.  Expenses for the period from entering the Development Stage on December 23, 2006 through to December 31, 2006 consisted of interest expense.  The general and administrative expenses during 2007 were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2007, we had $21,101 in available cash on hand as well as $1,705 of prepaid professional fees and $5,917 in liabilities including $500 in related party accounts payable and $5,417 in convertible notes payable and accrued interest. This left us working capital of $22,306 at December 31, 2007.

We anticipate our expenses for the next twelve months will be approximately $10,000.  At the present time Management believes it has sufficient working capital to meet its needs for the 2008 year.  However, should unforeseen cash needs materialize, the company will have to seek financing through loans or issue common stock.   Management does not anticipate that we will have to rely on advances from our president, or shareholders, to meet our short-term future needs, but the option to do so is available.  However, there can be no assurances to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report with the Index to Financial Statements on page F-2.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

There are no further disclosures.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth as of December 31, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name	Age	Position	Director or Officer Since

Ken Edwards	57	Sole officer and Director	February 2007

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Ken Edwards, Sole Officer and Director:

Mr. Edwards serves as the sole officer and director of the Company. A brief description of his background and business experience follows:

Currently, Mr. Edwards is the sole officer and a director of Booder Corp., Kaysville, Utah, a consulting company he founded in 2006. He is also the sole officer and director of PSV, Inc., Kaysville Utah, a shell company and the vice president of product development and director of SafeStream, Inc., Bountiful, Utah, a company engaged in Web-based corporate compliance management systems, which he helped found in 2004. From 2003 to 2004 he was an operator of large construction equipment for Staker/Parsons Company, Ogden, Utah. From 2002 to 2003 he was an officer and a Founder of Drug Diagnostics, Inc., Bountiful, UT.

Except as described herein, to the knowledge of management, during the past five years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(1) has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity.

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal Commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation.

Our officer and director does not receive any compensation for services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with our company.  Our officer and director is reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of his efforts to implement the business plan outlined herein.  However, our officer and director anticipates receiving benefits as a beneficial shareholder of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31 2007, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 10,500,000 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Ken Edwards (1) 706 Rildah Circle Kaysville, Utah	6,673,810	63.56%

Common	Joseph Nemelka 159 South 975 West Mapleton, Utah	3,333,334	31.75%

Total Officers and Directors
As a Group (1 Person)		6,673,810	63.56%

(1) Officer and Director Ken Edwards is the beneficial owner of 1,667 shares held by his wife Deborah Edwards.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

Our Board of Directors have established a policy that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors.

During 2007, $12 of interest was paid to related parties and the Company sold to prior management its property held for resale consisting of signs, awnings, and office equipment for $500.

During December 2006, the Company issued two unsecured convertible notes totaling $5,000, bearing interest at eight percent per annum, with a due date of December 15, 2009. At the option of the note holder, these notes, including any interest that may have accrued thereon, may be converted into 166,668 shares of the Company’s common stock.

Amounts owed to prior management of the Company at December 31, 2006 are recorded as shareholder loans. During 2007, $60 of interest was paid to related parties based on these amounts. During 2007, amounts were also advanced to prior management and recorded as due from related parties. Through September 30, 2007 all amounts advanced were repaid to the Company and the Company collected $500 for its assets sold to prior management, consisting of signs, awnings, and office equipment.

In February 2007 the Company issued 6,666,667 shares of its common stock for $20,000. As a result, management of the Company changed, and the purchaser became the Company’s sole officer and director. These 6,666,667 shares represent approximately 64% of the Company’s outstanding shares.

The Company uses the President’s home as an office at no charge to the Company.

Item 13.  Exhibits.

Exhibit Number	Title	Location

Exhibit 3(i)	Articles of Incorporation	*
Exhibit 3(ii)	Amended Articles of Incorporation	*
Exhibit 3(iii)	Bylaws	*
Exhibit 31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 31.2	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

*  Incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on December 11, 2007.

** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Reports on Form 8-K:

No reports on Form 8-K were filed by Maple Mountain Pumpkins and Agriculture, Inc., during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Maple Mountain Pumpkins and Agriculture, Inc., annual financial statement and review of financial statements included in Maple Mountain Pumpkins and Agriculture, Inc., 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,258 for fiscal year ended 2007 and $8,296 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maple Mountain Pumpkins and Agriculture, Inc.

Date: March 14, 2008	/s/ Ken Edwards
Ken Edwards
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2008	/s/ Ken Edwards
Ken Edwards
Director

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheet, December 31, 2007	F-4

Statements of Operations, for the year ended December 31, 2007 and from the date of re-entering development stage on December 23, 2006 through December 31, 2006 and 2007	F-5

Statement of Stockholders’ Equity, from the date of re-entering development stage on December 23, 2006 through December 31, 2007	F-6

Statements of Cash Flows, for the year ended December 31, 2007 and from the date of re-entering development stage on December 23, 2006 through December 31, 2006 and 2007	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maple Mountain Pumpkins and Agriculture, Inc.

I have audited the accompanying balance sheet of Maple Mountain Pumpkins and Agriculture, Inc. (a development stage company) (“MMPA”) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007 and for the periods from re-entering development stage on December 23, 2006 through December 31, 2006 and 2007.  MMPA’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MMPA as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the periods from re-entering development stage on December 23, 2006 through December 31, 2006 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company incurred a net loss of $20,558 during the year ended December 31, 2007, has negative cash flows from operating activities, and has no revenue-generating activities, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Larsen, PC

Michael J. Larsen, PC

Salt Lake City, Utah

March 6, 2008

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,
2007
CURRENT ASSETS:
Cash	$21,101
Prepaid expense	1,705
Total Current Assets	22,806

Total Assets	$22,806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable – related party	$500
Total Current Liabilities	500

OTHER LIABILITIES:
Convertible notes payable and accrued interest	5,417
Total Liabilities	5,917

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value,
200,000,000 shares authorized,
10,500,000 shares issued
and outstanding	10,500
Capital in excess of par value	26,957
Deficit accumulated from re-entering Development Stage on December 23, 2006 ($8,096 deficit eliminated on December 23, 2006 in quasi-reorganization)	(20,568)

Total Stockholders' Equity	16,889

Total Liabilities and Stockholders’ Equity	$22,806

The accompanying notes are an integral part of these financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

		From	From
		Re-entering	Re-entering
		Development	Development
	For the year	Stage on December 23,	Stage on December 23,
	ended	2006 through	2006 through
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUE	$-	$-	$-

OPERATING EXPENSES:
Professional fees	18,909	-	18,909
Other general and administrative	1,237	-	1,237

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(20,146)	-	(20,146)
			-

OTHER INCOME (EXPENSE):
Interest Expense	(400)	(8)	(408)
Interest Expense – related party	(12)	(2)	(14)
	(412)	(10)	(422)

LOSS BEFORE INCOME TAX	(20,558)	(10)	(20,568)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(20,558)	$(10)	$(20,568)

BASIC AND DILUTED EARNINGS
(LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,335,616	3,833,333

The accompanying notes are an integral part of these financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM RE-ENTERING DEVELOPMENT STAGE ON DECEMBER 23, 2006 THROUGH DECEMBER 31, 2007

					Deficit accumulated
					from Re-entering
					Development
					Stage on
			Capital in	Stock	December 23, 2006
	Common Stock		Excess of	Subscription	through
	Shares	Amount	Par Value	Receivable	December 31, 2007
BALANCE, December 23, 2006	3,833,333	$3,833	$13,624	$(20,000)	$-

Net loss for the period	-	-	-	-	(10)

BALANCE, December 31, 2006	3,833,333	3,833	13,624	(20,000)	(10)

Collect subscription receivable	-	-	-	20,000	-

Issuance of shares at
$0.003 per share for
cash, February 2007	6,666,667	6,667	13,333	-	-

Net Loss for year	-	-	-	-	(20,558)

BALANCE,
December 31, 2007	10,500,000	$10,500	$26,957	$-	$(20,568)

The accompanying notes are an integral part of these financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

		From	From
		Re-entering	Re-entering
		Development	Development
	For The year	Stage on December 23,	Stage on December 23,
	ended	2006 through	2006 through
	December 31,	December 31,	December 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(20,558)	$(10)	$(20,568)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in assets and liabilities:
(Increase) in prepaid expense	(1,705)	-	(1,705)
(Decrease) in accounts payable	(100)	(230)	(330)
Increase in accounts payable - related party	500	-	500
Increase (decrease) in accrued interest - stockholder loans	(48)	2	(46)
Increase in accrued interest - convertible notes	400	8	408
Net Cash Provided (Used) by
Operating Activities	(21,511)	(230)	(21,741)

Cash Flows From Investing Activities:
Advances to stockholders	(5,000)	-	(5,000)
Repayment of stockholder advances	5,000	-	5,000
Proceeds from sale of assets	500	-	500
Net Cash Provided (Used) by
Investing Activities	500	-	500

Cash Flows From Financing Activities:
Proceeds from issuance of stock	20,000	-	20,000
Stock subscription receivable	20,000	-	20,000
Repayment of stockholder loans	(1,747)	-	(1,747)
Net Cash Provided by
Financing Activities	38,253	-	38,253

Net Increase (Decrease) in Cash	17,242	(230)	17,012

Cash at Beginning of Period	3,859	4,089	4,089

Cash at End of Period	$21,101	$3,859	$21,101

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$60	$-	$60
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ending December 31, 2007:
None
For the period ending December 31, 2006:
None

The accompanying notes are an integral part of these financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Maple Mountain Pumpkins and Agriculture, Inc. (“the Company”) was organized under the laws of the State of Nevada, on August 15, 1997.  The Company was engaged in the business of farming pumpkins, sweet corn, and other crops.   In addition to farm products, the Company operated a Corn Maze during the autumn months each year and included a variety of family related seasonal activities including arts, crafts, and homemade products.

During December 2006, the Company sold 3,333,333 shares of common stock, representing 87% of the then outstanding shares, for $20,000 cash received in January 2007.  Immediately thereafter, the Company affected a quasi-reorganization.

Quasi-reorganization – During December 2006, the Company ceased its agricultural produce business and commenced the process of seeking a new business venture. Management sought and obtained the Company’s stockholders’ approval of a quasi-reorganization effective as of December 23, 2006, that provided for a readjustment of the Company’s accounts. As a result the Company’s assets and liabilities were valued at their fair market value and the retained deficit from prior operations was eliminated through an offset against the capital in excess of par value account in the amount of $8,096. Thus, the Company’s property held for resale was valued at $500 (the amount received subsequently from the sale thereof) and the capital in excess of par value account was reduced to $13,624. No other accounts were affected by this readjustment and the Company’s accounting will be substantially similar to that of a new enterprise.

Development stage enterprise – The Company, at the present time, has no operations and is defined by the SEC as a shell company.  A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either 1) no or nominal assets, or 2) assets consisting solely of cash and cash equivalents, or 3) assets consisting of any amount of cash and cash equivalents and nominal other assets.

Since re-entering the development stage, the Company has not generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Fair Value of Financial Instruments – The carrying value of the convertible notes payable approximate fair value based on discounting the projected cash flows using market rates available for similar maturities.  No financial instruments are held for trading purposes.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

 NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a net loss of $20,558 for the year ended December 31, 2007, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – CAPITAL STOCK

Preferred Stock – The Company has authorized 5,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007.

Common Stock – The Company has authorized 200,000,000 shares of common stock with a $0.001 par value.  In August 2007, the Company increased the number of shares of its common stock authorized for issuance from 50,000,000 to 200,000,000 shares.

In February 2007 the Company issued 6,666,667 shares of its previously authorized but unissued common stock to its President and Director for $20,000 cash, or $0.003 per share.  This issuance resulted in a change in control of the Company.

In December 2006, the Company issued 3,333,333 shares of its previously authorized but unissued common stock for $20,000 cash received in January 2007, or $0.006 per share.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In December 2006 the Company issued two convertible promissory notes for $2,500 each for a total of $5,000.  The notes bear interest at 8% per annum and are convertible with accrued interest into a total of 166,668 shares of common stock.  The notes are due in December 2009.  Interest expense for the year ended December 31, 2007 and for the period from re-entering development stage on December 23, 2006 through December 31, 2006 was $400 and $8, respectively.  Accrued interest on the notes totaled $417 at December 31, 2007.

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Compensation – During the year ended December 31, 2007 and for the period from re-entering development stage on December 23, 2006 through December 31, 2006 the Company paid no compensation to its officer and director.

Office Space – The Company has not had a need to rent office space.  The officer/stockholder of the Company is allowing the Company to use his home as an office and mailing address, as needed, at no cost to the Company.

Advances to Prior Management – During February 2007, the Company loaned prior management $5,000 which was repaid in September 2007 without interest.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

Accounts Payable – At December 31, 2007 the Company owed an entity owned by the officer/stockholder of the Company $500, which was paid in January 2008.

Stockholder Loans – At December 31, 2006, the Company owed stockholders a total of $1,795 for loans made to the Company prior to its quasi-reorganization on December 23, 2006 and accrued interest.  In February and March 2007 the Company repaid the loans along with $60 in accrued interest.  Interest expense for the year ended December 31, 2007 and for the period from re-entering development stage on December 23, 2006 through December 31, 2006 was $12 and $2, respectively.

Sales of Assets to Prior Management – During 2007 the Company sold to prior management its property held for resale consisting of signs, awnings, and office equipment for $500.

NOTE 6 – INCOME TAXES

The Company has available at December 31, 2007, a net operating loss carryforward of approximately $19,500 which may be applied against future taxable income and which expires in 2027.  If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to them and, therefore, no deferred tax asset has been recognized.  The deferred tax assets are approximately $3,000 and $0 as of December 31, 2007 and December 31, 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2007 is approximately $3,000.

NOTE 7 – SUBSEQUENT EVENTS

In February 2008 the Company effected a 3 to 1 reverse stock split of its common shares.  The financial statements for all period presented have been restated to reflect this stock split.