Form 10-Q
period 2008-03-31
MAPLE MOUNTAIN PUMPKINS & AGRICULTURE, INC.
filed 2008-05-15
CIK 1420847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52964

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1426364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 Rildah Circle, Kaysville, Utah	84037
(Address of principal executive offices)	(Zip Code)

(801) 628-5555

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  10,500,000

SEC1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

FORM 10-Q

MARCH 31, 2008

INDEX

		Page
PART I.	Financial Information	3

	Item 1. Unaudited Condensed Financial Statements	4

	Unaudited Condensed Balance Sheets – March 31, 2008 and December 31, 2007	6

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2008 and 2007, and from re-entering Development Stage on December 23, 2006 through March 31, 2008	7

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and from re-entering Development Stage on December 23, 2006 through March 31, 2008	8

	Notes to Unaudited Condensed Financial Statements	9

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	10

	Item 4T. Controls and procedures	13

PART II.	Other Information	13

	Item 4. Submission of Matters to a Vote of Security Holders.	13

	Item 6. Exhibits.	13

	Signatures	14

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.

Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2008 and December 31, 2007

6

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2008

and 2007 and from re-entering Development Stage

on December 23, 2006 through March 31, 2008

7

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2008

and 2007 and from re-entering Development Stage

on December 23, 2006 through March 31, 2008

8

—

Notes to Unaudited Condensed Financial Statements

9 - 10

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$12,008	$21,101
Prepaid expense	-	1,705

Total Current Assets	12,008	22,806

Total Assets	$12,008	$22,806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,153	$-
Accounts payable – related party	-	500

Total Current Liabilities	3,153	500

CONVERTIBLE NOTES PAYABLE AND INTEREST	5,517	5,417

Total Liabilities	8,670	5,917

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized, 10,500,000 and
10,500,000 shares issued and outstanding, respectively	10,500	10,500
Capital in excess of par value	26,957	26,957
Deficit accumulated from re-entering Development Stage on December 23, 2006 ($8,096 deficit eliminated on December 23, 2006 in quasi-reorganization)	(34,119)	(20,568)

Total Stockholders' Equity	3,338	16,889

Total Liabilities and Stockholders’ Equity	$12,008	$22,806

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From
			Re-entering
			Development
			Stage on
			December 23,
	For the Three Months		2006 through
	Ended March 31,		March 31,
	2008	2007	2008
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Professional fees	13,451	-	32,360
Other general and administrative	-	13	1,237

Total Operating Expenses	13,451	13	33,597

LOSS BEFORE OTHER INCOME (EXPENSE)	(13,451)	(13)	(33,597)

OTHER INCOME (EXPENSE):
Interest expense	(100)	(100)	(508)
Interest expense – related party	-	(12)	(14)

Total Other Income (Expense)	(100)	(112)	(522)

LOSS BEFORE INCOME TAXES	(13,551)	(125)	(34,119)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(13,551)	$(125)	$(34,119)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES	10,500,000	9,833,333

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From
			Re-entering
			Development
			Stage on
	For the Three		December 23,
	Months Ended		2006 through
	March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(13,551)	$(125)	$(34,119)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	1,705	(7,500)	-
Increase (decrease) in accounts payable	3,153	(100)	2,823
(Decrease) in accounts payable – related party	(500)	-	-
Increase in accrued interest	100	100	508
Increase in accrued interest – related party	-	(48)	(46)

Net Cash Provided (Used) by Operating Activities	(9,093)	(7,673)	(30,834)

Cash Flows from Investing Activities:
Advances to stockholders	-	(5,000)	(5,000)
Repayment of stockholder advances	-	-	5,000
Proceeds from sale of assets	-	-	500

Net Cash Provided (Used) by Investing Activities	-	(5,000)	500

Cash Flows from Financing Activities:
Proceeds from common stock issuances	-	20,000	20,000
Stock subscription receivable	-	20,000	20,000
Repayment of stockholder loans	-	(1,747)	(1,747)

Net Cash Provided by Financing Activities	-	38,253	38,253

Net Increase (Decrease) in Cash	(9,093)	25,580	7,919

Cash at Beginning of Period	21,101	3,859	4,089

Cash at End of Period	$12,008	$29,439	$12,008

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$60
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2008:

None

For the three months ended March 31, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a net loss of $13,551 for the three months ended March 31, 2008 has negative cash flows from operating activities, and has no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, advances, or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – CAPITAL STOCK

Reverse Stock Split - In February 2008, the Company effected a 3 to 1 reverse stock split of its common shares. The financial statements for all period presented have been restated to reflect this stock split.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Interest expense for the three months ended March 31, 2008 and 2007 was $100 and $100, respectively. Accrued interest on the notes totaled $517 at March 31, 2008.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts Payable – At December 31, 2007, the Company owed an entity owned by the officer/shareholder of the Company $500, which was paid in January 2008.

NOTE 6 - INCOME TAXES

The Company has available at March 31, 2008, net operating loss carryforwards of approximately $33,600 which may be applied against future taxable income and which expire in 2027 and 2028. The net deferred tax assets are approximately $5,030 and $3,000 as of March 31, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three-month period ended March 31, 2008 is approximately $2,030.

Item 2.

Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

•

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

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officer and director although he is reimbursed for expenditures advanced on our behalf.

Description of Property.

We do not currently own any property. We utilize office space in the residence of our President Mr. Edwards at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Three Month Period Ended March 31, 2008 and 2007

Our revenues since re-entering the Development Stage on December 23, 2006 through March 31, 2008 total $0 and we have a cumulative net loss for the same period of $34,119. Our revenues for the three months ending March 31, 2008 were $0 compared to $0 for the same period in 2007. For the three months ending March 31, 2008 net loss was $13,551 compared to $112 for the same period in 2007. Expenses during the three months ended March 31, 2008, consisted of $13,451 in general and administrative expense and $0 in depreciation and amortization. Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $13 in general and administrative expenses. The Company has two $2,500 convertible promissory notes. Accrued interest on the notes totaled $517 and $117 as of March 31, 2008 and 2007, respectively.

As of March 31, 2008 our total assets were $12,008 consisting of cash. Total liabilities at March 31, 2008 are $8,670 consisting of $3,153 in accounts payable, $517 in accrued interest, and convertible notes payable of $5,000.

Liquidity and Capital Resources

At March 31, 2008 we had $12,008 in cash and have had total revenues since re-entering the Development Stage of $0. We estimate that general and administrative expenses for the next twelve months will be approximately $14,000. At March 31, 2008 we also had total liabilities of $8,670. As a result, we will need to generate up to $23,000 to pay our debts and meet our ongoing financial needs. Since re-entering the Development Stage we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders.

Effective February 8, 2008, pursuant to Board approval and consent by a majority of the Shareholders, the Company amended and restated its Articles of Incorporation. No change was made to the capital structure of the Company. The articles were amended and restated to opt out of certain provisions of the Nevada Corporate Law and to consolidate previous amendments.

Effective February 8, 2008, pursuant to Board approval and consent by a majority of the Shareholders, the Company effected a 1 for 3 reverse split of its issued and outstanding shares with no shareholder to be reversed to less than a round lot of 100 shares.

Item 6.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal	Attached
Financial Officer pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial	Attached
Officer pursuant to section 906 of the Sarbanes-Oxley Act
of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

(Registrant)

Date: May 14, 2008

/s/Ken Edwards

Chief Executive Officer

Chief Financial Officer