Form 10-Q
period 2008-06-30
MAPLE MOUNTAIN PUMPKINS & AGRICULTURE, INC.
filed 2008-08-13
CIK 1420847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008:  10,500,000

SEC1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

FORM 10-Q

JUNE 30, 2008

INDEX

		Page
PART I.	Financial Information	3

	Item 1. Unaudited Condensed Financial Statements	3

	Unaudited Condensed Balance Sheets – June 30, 2008 and December 31, 2007	6

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, and from re-entering Development Stage on December 23, 2006 through June 30, 2008	7

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and from re-entering Development Stage on December 23, 2006 through June 30, 2008	8

	Notes to Unaudited Condensed Financial Statements	9

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	10

	Item 4T. Controls and procedures	13

PART II.	Other Information	13

	Item 4. Submission of Matters to a Vote of Security Holders.	13

	Item 6. Exhibits.	13

	Signatures	14

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2008 and December 31, 2007

6

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2008

and 2007 and from re-entering Development Stage

on December 23, 2006 through June 30, 2008

7

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2008

and 2007 and from re-entering Development Stage

on December 23, 2006 through June 30, 2008

8

—

Notes to Unaudited Condensed Financial Statements

9

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$6,518	$21,101
Prepaid expense	-	1,705

Total Current Assets	6,518	22,806

Total Assets	$6,518	$22,806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$-
Accounts payable – related party	-	500

Total Current Liabilities	-	500

CONVERTIBLE NOTES PAYABLE AND INTEREST	5,617	5,417

Total Liabilities	5,617	5,917

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized, 10,500,000 and
10,500,000 shares issued and outstanding, respectively	10,500	10,500
Capital in excess of par value	26,957	26,957
Deficit accumulated from re-entering Development Stage on December 23, 2006 ($8,096 deficit eliminated on December 23, 2006 in quasi-reorganization)	(36,556)	(20,568)

Total Stockholders' Equity	901	16,889

Total Liabilities and Stockholders’ Equity	$6,518	$22,806

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From
					Re-entering
					Development
					Stage on
	For the Three		For the Six		December 23,
	Months Ended		Months Ended		2006 through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	2,335	4,387	15,786	4,387	34,695
Other general and admini- strative expenses	2	100	2	113	1,239

Total Operating Expenses	2,337	4,487	15,788	4,500	35,934

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,337)	(4,487)	(15,788)	(4,500)	(35,934)

OTHER INCOME (EXPENSE):
Interest expense – related party	-	-	-	(12)	(14)
Interest expense	(100)	(100)	(200)	(200)	(608)

Total Other Income (Expense)	(100)	(100)	(200)	(212)	(622)

LOSS BEFORE INCOME TAXES	(2,437)	(4,587)	(15,988)	(4,712)	(36,556)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,437)	$(4,587)	$(15,988)	$(4,712)	$(36,556)

BASIC AND DILUTED LOSS
PER COMMON SHARE:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES	10,500,000	10,500,000	10,500,000	10,168,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From
			Re-entering
			Development
			Stage on
	For the Six		December 23,
	Months Ended		2006 through
	June 30,		June 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(15,988)	$(4,712)	$(36,556)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	1,705	(5,613)	-
Increase (decrease) in accounts payable	-	(100)	(330)
(Decrease) in accounts payable – related party	(500)	-	-
Increase in accrued interest	200	200	608
(Decrease) in accrued interest – related party	-	(48)	(46)

Net Cash Provided (Used) by Operating Activities	(14,583)	(10,273)	(36,324)

Cash Flows from Investing Activities:
Advances to stockholders	-	(5,000)	(5,000)
Repayment of stockholder advances	-	-	5,000
Proceeds from sale of assets	-	-	500

Net Cash Provided (Used) by Investing Activities	-	(5,000)	500

Cash Flows from Financing Activities:
Proceeds from common stock issuances	-	20,000	20,000
Stock subscription receivable	-	20,000	20,000
Repayment of stockholder loans	-	(1,747)	(1,747)

Net Cash Provided by Financing Activities	-	38,253	38,253

Net Increase (Decrease) in Cash	(14,583)	22,980	2,429

Cash at Beginning of Period	21,101	3,859	4,089

Cash at End of Period	$6,518	$26,839	$6,518

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$60
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2008:

None

For the six months ended June 30, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a net loss of $15,988 for the six months ended June 30, 2008, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, advances, or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – CAPITAL STOCK

Reverse Stock Split - In February 2008, the Company effected a 3 to 1 reverse stock split of its common shares. The financial statements for all period presented have been restated to reflect this stock split.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Interest expense for the six months ended June 30, 2008 and 2007 was $200 and $200, respectively. Accrued interest on the notes totaled $617 at June 30, 2008.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts Payable – At December 31, 2007, the Company owed an entity owned by the officer/shareholder of the Company $500, which was paid in January 2008.

NOTE 6 - INCOME TAXES

The Company has available at June 30, 2008, net operating loss carryforwards of approximately $35,500 which may be applied against future taxable income and which expire in 2027 and 2028.  The net deferred tax assets are approximately $5,320 and $3,000 as of June 30, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the six-month period ended June 30, 2008 is approximately $2,320.

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

We were formed as a Nevada corporation on August 15, 1997 as Maple Mountain Pumpkins and Agriculture, Inc. From August 1997 to December 2006 we were engaged in the business of farming pumpkins, sweet corn, and other crops. The business provided an agricultural setting wherein customers were allowed to walk into the field to select and harvest Halloween Pumpkins and other agricultural products.  In addition to farm products, the Company operated a Corn Maze during the autumn months each year and included a variety of family related seasonal activities including arts, crafts, and homemade products. Because of increased competition and an unpredictable market share loss to a formidable competitor we elected to cease operations. On December 22, 2006, our Board of Directors approved the sale of 3,333,333 shares of the Company’s common stock for $20,000 and on December 23, 2006 our shareholders approved a quasi-reorganization (further described herein). Subsequently, an additional 6,666,667 shares of common stock were sold to our current sole director and officer for $20,000. We are currently seeking to pursue other business opportunities.

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

We have now focused our efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target entity into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target entity. Through the filing of a Form 10-SB, we will provide a method for a foreign or domestic private entity to report to the United States Securities and Exchange Commission pursuant to the filing of Form 10-K, Form 10-Q, and other disclosure reports. Thereby, through our acquisition, the securities of the combined entities are qualified for trading in the United States. No assurance can be given that such a combination will result in the establishment of a trading market for our securities.

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

Six Month Period Ended June 30, 2008 and 2007

Our revenues since re-entering the Development Stage on December 23, 2006 through June 30, 2008 total $0 and we have a cumulative net loss for the same period of $36,556.  Our revenues for the six months ending June 30, 2008 were $0 compared to $0 for the same period in 2007. For the six months ending June 30, 2008 net loss was $15,988 compared to $4,712 for the same period in 2007.  Expenses during the six months ended June 30, 2008, consisted of $15,788 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $4,500 in general and administrative expenses.  The Company has two $2,500 convertible promissory notes.  Accrued interest on the notes totaled $617 and $217 as of June 30, 2008 and 2007, respectively.

As of June 30, 2008 our total assets were $6,518 consisting of cash.  Total liabilities at June 30, 2008 are $5,617 consisting of $617 in accrued interest, and convertible notes payable of $5,000.

Liquidity and Capital Resources

At June 30, 2008 we had $6,518 in cash and have had total revenues since re-entering the Development Stage of $0. We estimate that general and administrative expenses for the next twelve months will be approximately $14,000.  At June 30, 2008 we also had total liabilities of $5,617.  As a result, we will need to generate up to $13,000 to pay our debts and meet our ongoing financial needs.  Since re-entering the Development Stage we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

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

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal	Attached
Financial Officer pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial	Attached
Officer pursuant to section 906 of the Sarbanes-Oxley Act
of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

(Registrant)

Date: August 12, 2008

/s/ Ken Edwards

Chief Executive Officer

Chief Financial Officer