Form 10-Q
period 2008-09-30
MAPLE MOUNTAIN PUMPKINS & AGRICULTURE, INC.
filed 2008-10-10
CIK 1420847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2008:  10,500,000

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

FORM 10-Q

SEPTEMBER 30, 2008

INDEX

		Page
PART I.	Financial Information	3

	Item 1. Unaudited Condensed Financial Statements	3

	Unaudited Condensed Balance Sheets – September 30, 2008 and December 31, 2007	6

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and from re-entering Development Stage on December 23, 2006 through September 30, 2008	7

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and from re-entering Development Stage on December 23, 2006 through September 30, 2008	8

	Notes to Unaudited Condensed Financial Statements	9

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	10

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4T. Controls and procedures	13

PART II.	Other Information	13

	Item 6. Exhibits.	13

	Signatures	14

PART I.

Financial Information

Item 1.  Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2008 and December 31, 2007

6

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2008

and 2007 and from re-entering Development Stage

on December 23, 2006 through September 30, 2008

7

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2008

and 2007 and from re-entering Development Stage

on December 23, 2006 through September 30, 2008

8

—

Notes to Unaudited Condensed Financial Statements

9

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$4,349	$21,101
Prepaid expense	-	1,705

Total Current Assets	4,349	22,806

Total Assets	$4,349	$22,806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,322	$-
Accounts payable – related party	-	500

Total Current Liabilities	3,322	500

CONVERTIBLE NOTES PAYABLE AND INTEREST	5,717	5,417

Total Liabilities	9,039	5,917

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
200,000,000 shares authorized, 10,500,000 and
10,500,000 shares issued and outstanding, respectively	10,500	10,500
Capital in excess of par value	26,957	26,957
Deficit accumulated from re-entering Development Stage on December 23, 2006 ($8,096 deficit eliminated on December 23, 2006 in quasi-reorganization)	(42,147)	(20,568)

Total Stockholders' Equity	(4,690)	16,889

Total Liabilities and Stockholders’ Equity	$4,349	$22,806

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Re-entering Development Stage on December 23, 2006 through September 30, 2008
	2008	2007	2008	2007

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	4,515	2,807	20,301	7,194	39,210
Other general and administrative expenses	976	613	978	725	2,215

Total Operating Expenses	5,491	3,420	21,279	7,919	41,425

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,491)	(3,420)	(21,279)	(7,919)	(41,425)

OTHER INCOME (EXPENSE):
Interest expense – related party	-	-	-	(12)	(14)
Interest expense	(100)	(100)	(300)	(300)	(708)

Total Other Income (Expense)	(100)	(100)	(300)	(312)	(722)

LOSS BEFORE INCOME TAXES	(5,591)	(3,520)	(21,579)	(8,231)	(42,147)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(5,591)	$(3,520)	$(21,579)	$(8,231)	$(42,147)

BASIC AND DILUTED LOSS
PER COMMON SHARE:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES	10,500,000	10,500,000	10,500,000	10,280,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From
			Re-entering
			Development
			Stage on
	For the Nine		December 23,
	Months Ended		2006 through
	September 30,		September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(21,579)	$(8,231)	$(42,147)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	1,705	(2,150)	-
Increase (decrease) in accounts payable	3,322	(100)	2,992
(Decrease) in accounts payable – related party	(500)	-	-
Increase in accrued interest	300	300	708
(Decrease) in accrued interest – related party	-	(48)	(46)

Net Cash Provided (Used) by Operating Activities	(16,752)	(10,229)	(38,493)

Cash Flows from Investing Activities:
Advances to stockholders	-	(5,000)	(5,000)
Repayment of stockholder advances	-	5,000	5,000
Proceeds from sale of assets	-	500	500

Net Cash Provided (Used) by Investing Activities	-	500	500

Cash Flows from Financing Activities:
Proceeds from common stock issuances	-	20,000	20,000
Stock subscription receivable	-	20,000	20,000
Repayment of stockholder loans	-	(1,747)	(1,747)

Net Cash Provided by Financing Activities	-	38,253	38,253

Net Increase (Decrease) in Cash	(16,752)	28,524	260

Cash at Beginning of Period	21,101	3,859	4,089

Cash at End of Period	$4,349	$32,383	$4,349

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$60
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2008:

None

For the nine months ended September 30, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a net loss of $21,579 for the nine months ended September 30, 2008, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, advances, or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – CAPITAL STOCK

Reverse Stock Split - In February 2008, the Company effected a 3 to 1 reverse stock split of its common shares. The financial statements for all periods presented have been restated to reflect this stock split.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Interest expense for the nine months ended September 30, 2008 and 2007 was $300 and $300, respectively. Accrued interest on the notes totaled $717 at September 30, 2008.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accounts Payable – At December 31, 2007, the Company owed an entity owned by the officer/shareholder of the Company $500, which was paid in January 2008.

NOTE 6 - INCOME TAXES

The Company has available at September 30, 2008, net operating loss carryforwards of approximately $41,600 which may be applied against future taxable income and which expire in 2027 and 2028.  The net deferred tax assets are approximately $6,240 and $3,000 as of September 30, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine-month period ended September 30, 2008 is approximately $3,240.

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2008, the Company borrowed $5,000 by issuing an unsecured note payable to its president and stockholder.  The note accrues interest at 10% per annum, is due on demand, and allows for additional loans up to $25,000 in total.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officer and director as well as indirect associations between him and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

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

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

Nine and Three Month Periods Ended September 30, 2008 and 2007

Our revenues since re-entering the Development Stage on December 23, 2006 through September 30, 2008 total $0 and we have a cumulative net loss for the same period of $42,147.  Our revenues for the nine months ending September 30, 2008 were $0 compared to $0 for the same period in 2007.  For the nine months ending September 30, 2008 net loss was $21,579 compared to $8,231 for the same period in 2007.  Expenses during the nine months ended September 30, 2008, consisted of $978 in other general and administrative expenses and $20,301 in professional fees.  Expenses during the comparable period in 2007 consisted of $7,194 in professional fees and $725 in other general and administrative expenses. The Company has two $2,500 convertible promissory notes.  Accrued interest on the notes totaled $717 and $317 as of September 30, 2008 and 2007, respectively.

We generated no revenue during the three months ended September 30, 2008 and 2007.  For the three months ending September 30, 2008 net loss was $5,591 compared to $3,520 for the same period in 2007.  Expenses during the three months ended September 30, 2008, consisted of $976 in other general and administrative expenses and $4,515 in professional fees.  Expenses during the comparable period in 2007 consisted of $2,807 in professional fees and $613 in other general and administrative expenses.

As of September 30, 2008 our total assets were $4,349 consisting of cash.  Total liabilities at September 30, 2008 are $9,039 consisting of $3,322 in accounts payable, $717 in accrued interest, and convertible notes payable of $5,000.

Liquidity and Capital Resources

At September 30, 2008 we had $4,349 in cash and have had total revenues since re-entering the Development Stage of $0. We estimate that general and administrative expenses for the next twelve months will be approximately $14,000.  At September 30, 2008 we also had total liabilities of $9,039.  As a result, we will need to generate up to $23,000 to pay our debts and meet our ongoing financial needs.  Since re-entering the Development Stage we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 9, 2008

/s/ Ken Edwards

Chief Executive Officer

Chief Financial Officer