Form 10-K
period 2008-12-31
MAPLE MOUNTAIN PUMPKINS & AGRICULTURE, INC.
filed 2009-02-10
CIK 1420847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-52964

Maple Mountain Pumpkins and Agriculture, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	84-1426364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 Rildah Circle, Kaysville, UT	84037
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (801) 628-5555

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes         No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes  X    No            (2)  Yes   X   No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer            Accelerated Filer           Non-accelerated Filer           Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   X   No     .

Because the stock of the registrant was not quoted for trading until September 2008, it is unable to provide the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter and thus cannot provide the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

At February 3, 2009, there were 26,250,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our search for an operating company, possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in regulation of shell or blank check companies; the general economic downturn; a further downturn in the securities markets; our ability to raised needed operating funds and continue as a going concern; and other risks and uncertainties.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our Company” refer to Maple Mountain Pumpkins and Agriculture, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Overview and Development Since the Beginning of 2008

We were incorporated in the State of Nevada on August 15, 1997, and have had no business operations since approximately December 2006.  Effective February 8, 2008, pursuant to Board approval and consent by a majority of the shareholders, the Company amended and restated its Articles of Incorporation.  No change was made to the capital structure of the Company.  The articles were amended and restated to opt out of certain provisions of the Nevada Corporate Law and to consolidate previous amendments.  Also effective February 8, 2008, pursuant to Board approval and consent by a majority of the shareholders, the Company effected a 1-for-3 reverse split of its issued and outstanding shares with no shareholder to be reversed to less than a round lot of 100 shares.

On October 10, 2008, the Company amended its Articles of Incorporation pursuant to NRS §78.207 and authorized an increase in the authorized common stock of the Company at the rate of 2.5-for-1 from 200,000,000 shares to 500,000,000 shares and correspondingly authorized an increase in the outstanding shares of common stock from 10,500,000 to approximately 26,250,000.  The par value of the common stock was not affected.  The reclassification of the authorized and the outstanding common stock was effective as of the close of business on October 20, 2008.

On October 14, 2008, the Board of Directors repealed the existing bylaws and adopted new bylaws for the Company.  The purpose of adopting new bylaws was to modernize them in light of changes in the Nevada corporate law and to clarify certain procedural and administrative provisions.  Unless otherwise indicated, the number of shares designated in each instance in this report gives effect to these reverse and forward stock splits.

The Company is a shell company and is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations.  The Company has been engaged in preliminary discussions with, and has commenced preliminary due diligence on, a potential target company.  The Company has retained counsel to assist management in the acquisition process and has prepared a draft acquisition agreement in connection with these preliminary discussions.  However, no letter of intent has been executed and the draft agreement has not been executed by either party and there are currently no agreements with respect to any acquisition, nor can an assurance be given that the Company will ever consummate any such transaction.

Business of the Company

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its sole officer and director, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its sole officer and director and his affiliates, as well as indirect associations between him and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including a one-time cash payment, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.  Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management may evaluate and enter into any type of business in any location.  The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately.  If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the sole officer and director.  In analyzing prospective businesses, management will consider, to the extent applicable, the following: the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, the potential for further research, development, or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, or trade or service marks, name identification and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria.  It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.  The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  The structure of the particular business acquisition will be approved by the Board of Directors and may not require the approval of the Company’s shareholders.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  Upon the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company.  In addition, it is anticipated that the current sole officer and director would resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

In the event the Company enters into an acquisition transaction with another entity, the Company will be required to report the transaction in a Current Report on Form 8-K within four business days following the execution of the agreement, and any amendment thereto, and within four business days following the closing of the transaction.  In addition, because the Company is a shell company, if the transaction results in the Company no longer being a shell company, it will be required to file within four business days a Current Report on Form 8-K which includes the information that would be required if the Company were filing a general form for registration of securities on Form 10 reflecting the Company and its securities upon consummation of the transaction, including information on the new business and management of the Company after closing.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including current management, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s Common Stock held by them at a significant premium over their original investment in the Company.  It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s Common Stock that could result from substantial sales of such shares after the restrictions no longer apply.  As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company.  Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances.  Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present stockholders of the Company, including current management, is a negotiated element of a future acquisition, a conflict of interest may arise because our sole director will be negotiating for the acquisition on behalf of the Company and for sale of his or shareholders’ shares for his own or the shareholders’ respective accounts.  Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell shares at a price which is unacceptable to our sole director, management may not sacrifice his or the shareholders’ financial interest for the Company to complete the transaction.  Where the business opportunity is not well suited, but the price offered management for the shares is high, management will be tempted to effect the acquisition to realize a substantial gain on the shares in the Company.  Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair.  Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  Securities, including shares of the Company’s Common Stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission.  Under amendments to Rule 144 recently adopted by the Commission, and which take effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met:  the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter.  Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.  The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation.  Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities.  It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity.  Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain substantially less than 50% of the issued and outstanding shares of the surviving entity.  It is anticipated that these shareholders would in fact retain less than 5% control of the Company after a reverse acquisition.

Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as a capital transaction by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired.  It is unlikely that current shareholders would be in control of the Company or that present management would be in control of the Company following the acquisition.  It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business.  The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation.  In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company.  In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.  The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.  There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company currently has no employees.  Ken Edwards, the Company’s President and principal shareholder, will devote such time to the affairs of the Company as he deems appropriate.  Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full- time employees so long as it is seeking and evaluating businesses.  The future need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities.  For now the home of Ken Edwards, the President and principal shareholder, is being used as the Company address.  The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock was approved for quotation on the OTC Bulletin Board on September 11, 2008.  No shares are believed to have traded since the approval of the quotation.  The OTCBB trading symbol for the common stock is “MPKN.”   The table below sets forth for the period indicated the quarterly high and low bid prices as reported by the Pink Sheets; no bid prices were published until fourth quarter of 2008.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2008	Fourth	$0.10	$0.10

The Company’s Common Stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer.  With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker- dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

The Company has been a shell company since approximately December 2006.  As a result, we are subject to the provisions of Rule 144(i) which limit reliance on the Rule by shareholders owning stock in a shell company.   Under current interpretations, unregistered shares issued after the Company became a shell company could not be resold under Rule 144 until the following conditions were met:  we ceased to be a shell company; we remained subject to the Exchange Act reporting obligations; we filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.

There are no outstanding options, warrants, or other instruments convertible into shares of the Company’s Common Stock, except for outstanding promissory notes in the aggregate principal amount of $5,000 which are convertible into approximately 416,670 shares at the option of the note holders.  We have not granted registration rights for any of the outstanding shares and there are no shares that are being, or that have been publicly proposed to be, publicly offered by the Company.

Holders

At February 3, 2009, the Company had 65 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Company, Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2008, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2008, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2008 and 2007

We have at December 31, 2008, $543 available cash on hand and have a cumulative loss since re-entering the development stage on December 23, 2006, of $50,114.  We did not generate any revenues or have operations either during the year ended December 31, 2008, or since re-entering the development stage on December 23, 2006, through December 31, 2008.  Net loss during the year ended December 31, 2008, was $29,546 compared to $20,558 for year ended December 31, 2007.  Expenses for the year ended December 31, 2008, consisted of general and administrative expenses of $29,021 and interest expense of $525.  Expenses for the year ended December 31, 2007, consisted of general and administrative expenses of $20,146 and interest expense of $412.  The general and administrative expenses during 2008 were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2008, we had $543 in available cash on hand and $13,200 in liabilities, including $2,258 of accounts payable, $5,125 in related party note payable and accrued interest, and $5,817 in convertible notes payable and accrued interest.  We had a working capital deficit of $12,657 at December 31, 2008.

We anticipate our expenses for the next twelve months will be approximately $20,000.  At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2009.  Therefore, management will seek financing through loans or sale of common stock.  In October 2008 the president advanced the Company $5,000, and in January 2009 the company received an additional $4,000 loan from one of the convertible note holders.  Management anticipates that it will rely on further advances from our president, or shareholders, to meet the Company’s short-term cash needs.  However, the Company has no agreements to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  Although we have entered into negotiations with a company, we currently have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Off-Balance Sheet Arrangements

During the years ended December 31, 2008 and 2007, we did not engage in any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable pursuant to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

As a smaller reporting company, we have elected not to provide the information required by this item.  Rather, we have provided the information set forth in Item 9A(T) below.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 Our President, who serves as our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  A discussion of the material weaknesses in our disclosure controls and procedures is set forth below.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management consists solely of Ken Edwards, our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), who is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  As a result, our internal control system is limited in its scope and capabilities, although, based on our CEO/PFO’s general business experience, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of inherent limitations of having a single officer and director, our system of internal control over financial reporting may not prevent or detect misstatements.  Our management, including our sole executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on his evaluation, he concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness relates to the monitoring and review of work performed by our CEO, who also acts as our principal financial officer in the preparation of financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by our CEO/PFO, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Since our Company has no ongoing operations and is, at this time, a “blank check” or “shell” company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO/PFO review all our financial reporting requirements for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO/PFO.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background
Ken Edwards	58	Director, President, Chief Executive Officer, Secretary and Treasurer	2007

Mr. Edwards is employed as compliance manager for NextFitness, Inc., a healthcare and marketing company located in Sandy, Utah.  He is also the sole officer and a director of Booder Corp., Kaysville, Utah, a consulting company he founded in 2006.  He is also the sole officer and director of PSV, Inc., Kaysville Utah, a shell company and the vice president of product development and director of SafeStream, Inc., Bountiful, Utah, a company engaged in Web-based corporate compliance management systems, which he helped found in 2004. From 2003 to 2004 he was an operator of large construction equipment for Staker/Parsons Company, Ogden, Utah. From 2002 to 2003 he was an officer and a Founder of Drug Diagnostics, Inc., Bountiful, Utah.

Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors.  Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced any material business operations.

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the lack of operations and the fact that we have not received any stockholder recommendations in the past.  Director nominees are considered solely by our current sole director.

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our lack of operations prior to any merger, our Board of Directors believes that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that the Company does not have an audit committee financial expert, due to lack of funds.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Ken Edwards has served as our chief executive officer since February 2007.  During January 2007 Chad Warren served as our chief executive officer.  Neither Mr. Edwards or Mr. Warren, nor any other person received compensation from us during the years ended December 31, 2008 or 2007, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. Edwards nor Mr. Warren held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2008.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

No compensation was paid to or earned by any executive officer during the year ended December 31, 2008, and we have had no compensation committee.  During the year ended December 31, 2008, no officer participated, and the Board of Directors did not engage, in deliberations concerning executive officer compensation.  Also during the year ended December 31, 2008, no executive officer or director of our Company served as an executive officer or director of another entity, one of whose executive officers or directors served on the board of directors of our Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of February 3, 2009, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Ken Edwards 706 Rildah Circle Kaysville, UT 84037	16,684,586(3)	63.6%
Executive Officers and Directors as a Group (1 Person)	16,684,586	63.6%
Joseph Nemelka 159 South 975 West Mapleton, UT 84664	8,333,335	31.7%

(1)  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  As of the date of this table, there are no outstanding options or warrants.

(2)  Applicable percentages are based on 26,250,000 shares of our Common Stock outstanding on February 3, 2009.

(3)  Mr. Edwards shares beneficial ownership of 4,168 of these shares with his wife.

Change of Control

We anticipate that a change of control will occur when a new business venture is acquired.  Our business plan is to seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity. By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity. While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and director would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in our company, thus effecting a change in control of the company.

Equity Compensation Plan Information

As of December 31, 2008, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On October 1, 2008, the Company issued a promissory note to Ken Edwards, the sole officer and director of the Company, for advances in the aggregate amount of $5,000 to the Company.  The note provides for additional advances up to an aggregate of $25,000.  The note is payable on demand with 30-day written notice or on January 30, 2010, whichever shall first occur.  The note bears interest at 10% per annum.  No principal or interest payments have been made on the advances or the note.  At February 3, 2009, the Company owed $5,000 in principal and approximately $171 in interest on the note.

In February 2007 the Company sold 16,666,668 shares of its common stock for $20,000 to Mr. Edwards.  As a result, management of the Company changed, and Mr. Edwards became the Company’s sole officer and director.

At December 31, 2007, the Company owed Booder Corp., an entity controlled by Mr. Edwards, $500 for services performed for the Company.  This obligation was paid in January 2008.

The Company uses the home of Mr. Edwards as an office at no charge to the Company.

In February 2007 the Company loaned $5,000 to Chad Warren, the President and a director of the Company at the time.  The loan was repaid in September 2007, without interest.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that our sole director is not independent.  We have no audit committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Michael J. Larsen, PC served as our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $11,564 and $7,258, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2008 and 2007.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Audit Committee

Our auditor has not provided any non-audit services in the past and does not anticipate providing any non-audit services to the Company.  In the event non-audit services are contemplated in the future, our Board of Directors, which functions in the capacity of an audit committee, will consider whether the non-audit services provided by our auditors to us would be compatible with maintaining the independence of our auditors and whether the independence of our auditors would be compromised by the provision of such services.  Our Board of Directors pre-approves all auditing services and would approve any permitted non-audit services contemplated in the future, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007 and from the date of re-entering development stage on December 23, 2006, through December 31, 2008

Statement of Stockholders’ Equity from the date of re-entering development stage on December 23, 2006, through December 31, 2008

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and from the date of re-entering development stage on December 23, 2006, through December 31, 2008

Notes to Financial Statements

Exhibits

The following exhibits are filed with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation					X
3.2	Current Bylaws	8-K	000-52964	3.2	10/15/08
10.1	Unsecured Promissory Demand Note dated October 1, 2008, with Ken Edwards					X
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maple Mountain Pumpkins and Agriculture, Inc.

Date:  February 9, 2009

By:

/s/ Ken Edwards

Ken Edwards, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  February 9, 2009

/s/ Ken Edwards

Ken Edwards, Director and President

(Principal Executive and Financial Officer)

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2008

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

CONTENTS

PAGE

--	Report of Independent Registered Public Accounting Firm	F-3

--	Balance Sheets, December 31, 2008 and 2007	F-4

--	Statements of Operations, for the years ended December 31, 2008 and 2007 and from the date of re-entering development stage on December 23, 2006 through December 31, 2008	F-5

--	Statement of Stockholders’ Equity, from the date of re-entering development stage on December 23, 2006 through December 31, 2008	F-6

--	Statements of Cash Flows, for the years ended December 31, 2008 and 2007 and from the date of re-entering development stage on December 23, 2006 through December 31, 2008	F-7

--	Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maple Mountain Pumpkins and Agriculture, Inc.

I have audited the accompanying balance sheets of Maple Mountain Pumpkins and Agriculture, Inc. (a development stage company) (“MMPA”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period from re-entering development stage on December 23, 2006 through December 31, 2008.  MMPA’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MMPA as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from re-entering development stage on December 23, 2006 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company has current liabilities in excess of current assets, incurred a net loss of $29,546 during the year ended December 31, 2008, has negative cash flows from operating activities, and has no revenue-generating activities, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Larsen, PC

Michael J. Larsen, PC

Sandy, Utah

February 2, 2009

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007
CURRENT ASSETS:
Cash	$543	$21,101
Prepaid expense	-	1,705
Total Current Assets	543	22,806

Total Assets	$543	$22,806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,258	$-
Accounts payable – related party	-	500
Related party note payable and accrued interest	5,125	-
Convertible notes payable and accrued interest	5,817	-
Total Current Liabilities	13,200	500

OTHER LIABILITIES:
Convertible notes payable and accrued interest	-	5,417
Total Liabilities	13,200	5,917

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
500,000,000 shares authorized,
26,250,000 shares issued
and outstanding	26,250	26,250
Capital in excess of par value	11,207	11,207
Deficit accumulated from re-entering Development Stage on December 23, 2006 ($8,096 deficit eliminated on December 23, 2006 in quasi-reorganization)	(50,114)	(20,568)

Total Stockholders' Equity	(12,657)	16,889

Total Liabilities and Stockholders’ Equity	$543	$22,806

The accompanying notes are an integral part of these financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From
			Re-entering
			Development
	For the year	For the year	Stage on December 23,
	ended	Ended	2006 through
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUE	$-	$-	$-

OPERATING EXPENSES:
Professional fees	28,367	18,909	47,276
Other general and administrative	654	1,237	1,891

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(29,021)	(20,146)	(49,167)
			-

OTHER INCOME (EXPENSE):
Interest Expense	(400)	(400)	(808)
Interest Expense – related party	(125)	(12)	(139)
	(525)	(412)	(947)

LOSS BEFORE INCOME TAX	(29,546)	(20,558)	(50,114)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(29,546)	$(20,558)	$(50,114)

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	26,250,000	25,839,040

The accompanying notes are an integral part of these financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM RE-ENTERING DEVELOPMENT STAGE ON DECEMBER 23, 2006 THROUGH DECEMBER 31, 2008

					Deficit accumulated
					from Re-entering
			Capital in	Stock	Development
	Common Stock		Excess of	Subscription	Stage on
	Shares	Amount	Par Value	Receivable	December 23, 2006
BALANCE, December 23, 2006	9,583,332	$9,583	$7,874	$(20,000)	$-

Net loss for the period	-	-	-	-	(10)

BALANCE, December 31, 2006	9,583,332	9,583	7,874	(20,000)	(10)

Collect subscription receivable	-	-	-	20,000	-

Issuance of shares at $0.0012 per share for cash, February 2007	16,666,668	16,667	3,333	-	-

Net Loss for year	-	-	-	-	(20,558)

BALANCE, December 31, 2007	26,250,000	26,250	11,207	-	(20,568)

Net Loss for year					(29,546)

BALANCE, December 31, 2008	26,250,000	$26,250	$11,207	$-	$(50,114)

The accompanying notes are an integral part of these financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From Re-entering
			Development
	For the year	For the year	Stage on December 23,
	ended	ended	2006 through
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(29,546)	$(20,558)	$(50,114)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in assets and liabilities:
Decrease (increase) in prepaid expense	1,705	(1,705)	-
Increase (decrease) in accounts payable	2,258	(100)	1,928
Increase (decrease) in accounts payable - related party	(500)	500	-
Increase (decrease) in accrued interest – related party debts	125	(48)	79
Increase in accrued interest - convertible notes	400	400	808

Net Cash Provided (Used) by
Operating Activities	(25,558)	(21,511)	(47,299)

Cash Flows From Investing Activities:
Advances to stockholders	-	(5,000)	(5,000)
Repayment of stockholder advances	-	5,000	5,000
Proceeds from sale of assets	-	500	500
Net Cash Provided (Used) by
Investing Activities	-	500	500

Cash Flows From Financing Activities:
Proceeds from issuance of stock	-	20,000	20,000
Stock subscription receivable	-	20,000	20,000
Repayment of stockholder loans	-	(1,747)	(1,747)
Proceeds from related party note payable	5,000	-	5,000
Net Cash Provided by Financing
Activities	5,000	38,253	43,253

Net Increase (Decrease) in Cash	(20,558)	17,242	(3,546)

Cash at Beginning of Period	21,101	3,859	4,089

Cash at End of Period	$543	$21,101	$543

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$60	$60
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ending December 31, 2008:
None
For the year ending December 31, 2007:
None

The accompanying notes are an integral part of these financial statements.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Maple Mountain Pumpkins and Agriculture, Inc. (the “Company”) was organized under the laws of the State of Nevada on August 15, 1997. The Company was engaged in the business of farming pumpkins, sweet corn, and other crops. In addition to farm products, the Company operated a Corn Maze during the autumn months each year and included a variety of family related seasonal activities including arts, crafts, and homemade products.

During December 2006, the Company sold 8,333,335 shares of common stock, representing 87% of the then outstanding shares, for $20,000 cash received in January 2007. Immediately thereafter, the Company affected a quasi-reorganization.

Quasi-reorganization – During December 2006, the Company ceased its agricultural produce business and commenced the process of seeking a new business venture. Management sought and obtained the Company’s stockholders’ approval of a quasi-reorganization effective as of December 23, 2006, that provided for a readjustment of the Company’s accounts. As a result the Company’s assets and liabilities were valued at their fair market value and the retained deficit from prior operations was eliminated through an offset against the capital in excess of par value account in the amount of $8,096. Thus, the Company’s property held for resale was valued at $500 (the amount received subsequently from the sale thereof) and the capital in excess of par value account was reduced to $7,874. No other accounts were affected by this readjustment and the Company’s accounting will be substantially similar to that of a new enterprise.

Development stage enterprise – The Company, at the present time, has no operations and is defined by the SEC as a shell company. A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either (1) no or nominal assets, (2) assets consisting solely of cash and cash equivalents, or (3) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

Fair Value of Financial Instruments –It is not practicable to estimate the fair value of the convertible notes payable and the related party note payable because there is no established market for these notes and it is inappropriate to estimate future cash flows, which are largely dependent on the Company’s future financial condition and available funds. No financial instruments are held for trading purposes.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets, has a net loss of $29,546 for the year ended December 31, 2008, has negative cash flows from operating activities, and has no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – CAPITAL STOCK

Preferred Stock – The Company has authorized 5,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2008 and 2007.

Common Stock – The Company has authorized 500,000,000 shares of common stock with a $0.001 par value. In October 2008, the Company increased the authorized common stock of the Company from 200,000,000 shares to 500,000,000 shares and correspondingly authorized an increase in the outstanding shares of common stock from 10,500,000 to approximately 26,250,000. In August 2007, the Company increased the number of shares of its common stock authorized for issuance from 50,000,000 to 200,000,000 shares.

In October 2008 the Company effected a 2.5 for 1 forward stock split of its common shares. In February 2008 the Company effected a 3 to 1 reverse stock split of its common shares. The financial statements for all periods presented have been restated to reflect these stock splits.

In February 2007 the Company issued 16,666,668 shares of its previously authorized but unissued common stock to its President and Director for $20,000 cash, or $0.0012 per share. This issuance resulted in a change in control of the Company.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In December 2006 the Company issued two convertible promissory notes for $2,500 each for a total of $5,000. The notes bear interest at 8% per annum and are convertible with accrued interest into a total of 416,670 shares of common stock. The notes are due in December 2009. Interest expense for the years ended December 31, 2008 and 2007 was $400 and $400, respectively. Accrued interest on the notes totaled $817 at December 31, 2008.

MAPLE MOUNTAIN PUMPKINS AND AGRICULTURE, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Compensation – During the years ended December 31, 2008 and 2007 the Company paid no compensation to its officer and director.

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

Stockholder Loans – At December 31, 2006, the Company owed stockholders a total of $1,795 for loans made to the Company prior to its quasi-reorganization on December 23, 2006, and accrued interest. In February and March 2007 the Company repaid the loans along with $60 in accrued interest. Interest expense for the years ended December 31, 2008 and 2007 was $0 and $12, respectively.

Sales of Assets to Prior Management – During 2007 the Company sold to prior management its property held for resale consisting of signs, awnings, and office equipment for $500.

Note Payable – In October 2008, a stockholder and officer of the Company loaned $5,000 to the Company on a note payable. The note provides for additional advances up to an aggregate of $25,000. The note bears interest at 10% per annum and is due on demand with 30-days written notice or on January 30, 2010, whichever shall first occur. Interest expense for the years ended December 31, 2008 and 2007 was $125 and $0, respectively. At December 31, 2008 the accrued interest on the note totaled $125.

NOTE 6 – INCOME TAXES

The Company has available at December 31, 2008, net operating loss carryforwards of approximately $49,400 which may be applied against future taxable income and which expire in 2027 and 2028. If there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to them and, therefore, no deferred tax assets have been recognized. The deferred tax assets are approximately $7,400 and $3,000 as of December 31, 2008 and 2007, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2008 is approximately $4,400.

NOTE 7 – SUBSEQUENT EVENTS

In January 2009 the Company received an additional $4,000 loan from one of the convertible note holders. The loan is due on demand and bears interest at 10% per annum.