Form 10-K
period 2009-03-31
PICCOLO EDUCATIONAL SYSTEMS, INC.
filed 2009-07-14
CIK 1420847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

___	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ____________, 200_
OR

X	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2008 to March 31, 2009

Commission file number 000-52964

PICCOLO EDUCATIONAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1426364 (I.R.S. Employer Identification No.)

15011 North 75th Street, Scottsdale, AZ (Address of principal executive offices)	85260 (Zip Code)

Registrant’s telephone number, including area code: (602) 398-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	N/A

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $11,722,435.  The aggregate market value was computed using the price at which the common equity was last sold as of May 31, 2009.

Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

On May 31, 2009, there were 23,609,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PICCOLO EDUCATIONAL SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2009

-i-

Special Note Regarding Forward Looking Statements

          This Annual Report on Form 10-K and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the for-profit higher education business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

          Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1. Business

We are a development stage provider of online postsecondary education services through our wholly-owned subsidiary, Nouveau Educational Systems, Inc. dba Piccolo International University (“PIU”).  We offer undergraduate degree programs and certificates in business-related disciplines such as accounting, digital marketing, finance, marketing, real estate investing, and small business management, as well as undergraduate and graduate degree programs and certificates in construction management and technology. PIU is committed to providing current, relevant, and convenient higher educational services with an entrepreneurial focus to small business owners as well as career-oriented programs that meet the objectives of working adults.  According to a report issued in March 2008 by the U.S. Department of Education, National Center for Education Statistics, or NCES, the business discipline ranked as the most popular field of postsecondary education, based on bachelor’s degrees conferred in the 2005-06 school year.  Moreover, the Kauffman Index of Entrepreneurial Activity 1996 - 2007 reports that “In 2007, an average of 0.30 percent of the adult population, or three hundred out of one hundred thousand adults, created a new business each month.  In other words, approximately 495,000 new businesses were created each month during the year.” 1 We believe there is a significant amount of interest in small business entrepreneurship.

 1 Ewing Marion Kauffman Foundation. (2008). Kauffman Index of Entrepreneurial Activity 1996-2007. Retrieved June 29, 2009, from the Kauffman Foundation Web site:  http://www.kauffman.org/kauffmanindex/

Our degree programs focus on this target market by emphasizing entrepreneurship.  We plan to incorporate an ethical and socially conscious business practice thread throughout our curricula. Currently, PIU is offering associate of science degrees and bachelor of business administration degrees in accounting, digital marketing, finance, marketing, real estate investing, and small business management. With the October 2008 acquisition of Capital Pacific University, LLC, and its wholly owned subsidiary, Institute of Construction Management and Technology, LLC, (“ICMT”) we  expanded our product offerings to include a bachelor of science, master of science, and master of business administration programs.

PIU is currently reviewing the feasibility of additional degree programs and certificates in areas such as property management, practice management, green construction, alternative energy and other related disciplines. We also plan to expand our programs over the next few months by offering ground-based not-for-credit continuing education courses in the real estate investment field.

We design our courses to educate working adults, defined as students aged 25 or older who are pursuing a degree while running a small business or being employed. We believe that our students are attracted to the convenience and flexibility of our online programs as well as to the high quality, rigorous academic experience offered at PIU.

            PIU commenced offering course work in August 2008 and currently has a minimal number of students enrolled in our courses. Our operations include ICMT which began enrolling students in March of 2007. We seek to achieve continued growth by providing academically rigorous, career-oriented educational programs that advance the careers of our students.

We are seeking national accreditation through the Distance Education and Training Council (“DETC”), an accrediting body recognized by the United States Department of Education.  Our site visit for consideration of accreditation by DETC took place on March 31, 2009.  Subsequently, in June 2009 we were advised that our accreditation request would be deferred until January 2010 for determination.  We also intend to seek accreditation through the Accrediting Council for Independent Colleges and Schools (ACICS). We also anticipate seeking regional accreditation by the Higher Learning Commission of the North Central Association (“HLC”).  We submitted our letter of intent seeking affiliation in December 2007 but have not determined an exact timeframe within which we will pursue HLC accreditation.

We endeavor to be a premier online university with a focus on academic quality in niche programming and exemplary student service. Our programs emphasize ethical practices as well as inspiring leadership.  In an age of corporate and banking scandals, as well as government bailouts, we intend to train our students to understand the importance of not only making money in an ethical and responsible manner, but also the importance of being responsible community members.

Industry

The United States market for postsecondary education represents a large and growing opportunity. According to a September 2008 NCES report, approximately 18.0 million students were projected to be enrolled in postsecondary institutions in 2007 and the number was projected to grow to 18.6 million by 2010. We believe that future growth in this market will be driven, in part, by the anticipated increasing number of job openings in occupations that require bachelor’s or master’s degrees, which a November 2007 report based on BLS data has projected will grow approximately 17% and 19%, respectively, between 2006 and 2016, or nearly double the growth rate the BLS projected for occupations that do not require postsecondary degrees. Moreover, according to U.S. Census Bureau data, individuals with a postsecondary degree are able to obtain a significant compensation premium relative to individuals without a degree.

            The market for online postsecondary education is growing more rapidly than the overall postsecondary market. According to a 2008 survey by the Sloan Consortium, a trade group focused on online education, online higher education enrollment in 2007 grew at a 12.9% annual rate versus a 1.2% growth rate for total postsecondary enrollment.  The survey estimates 21.9% of all students enrolled in 2007 were participating in at least one on-line course.  A 2009 study by Eduventures, LLC, an education consulting and research firm, projected that from 2007 to 2013 enrollment in online postsecondary programs will increase from approximately 1.7 million to approximately 3.5 million students, representing a compound annual growth rate of approximately 30.4%. In comparison, in September 2008 the NCES projected a compound annual growth rate of 1.6% in enrollment in postsecondary programs overall during the same period. We believe this growth has been driven by a number of factors, including the greater convenience and flexibility of online programs as compared to ground-based programs, the increased acceptance of online programs among academics and employers and the perceived need, in difficult financial times, for individuals to improve their educational backgrounds in order to find, maintain and enhance employment.

Banc of America Securities, LLC, estimates the total U.S. universe of postsecondary students to be approximately 17.6 million students2. Of those students, 594,000 are at for-profit Title IV, degree-granting schools. Another 258,000 are at for-profit Title IV, non-degree-granting institutions (e.g., vocational programs). It estimates 5% and 10% annual growth for total enrollment and equity value, respectively, of the publicly traded education companies.

Overall college enrollment is expected to increase 13% between 2006 and 20173. The biggest gains (27%) are expected to be among students that are between the ages of 25 and 34 years old. Signal Hill estimates that 33 million of these job “changers” 25 years of age and older have no college experience while 60 million have some college, but do not have a bachelors degree4. Online enrollments increased from 1.98 million in 2003 to 2.35 million in 20045. Hence, PIU is positioned to maximize both the demographic shift toward older students as well as the increased popularity of online education.

    The for-profit higher education market segment is strong. According to Moody’s Investor Services6:

    We believe that for-profit higher education student demand is likely to remain healthy, particularly attracting part-time students, working adults, and others looking for increased flexibility in course scheduling. Moody’s anticipates that for-profit, non-profit, and public institutions will all continue to invest in distance learning and online program expansion and the exploration and development of alternative educational technologies.

2  Banc of America Securities, LLC. (2006). Statement of Howard Block before the Secretary of Education’s Commission on the Future of Higher Education. Retrieved October 8, 2008 from: http://www.ed.gov/about/bdscomm/list/hiedfuture/3rd-meeting/block2.pdf
3 National Center for Education Statistics. (2008). Projections of Education Statistics to 2017. Retrieved October 6, 2008, from http://nces.ed.gov/programs/projections/projections2017/
4 Signal Hill. (2007). 2007 Post-Secondary Fact Book. Industry Update.
5 Allen, I. E., & Seaman, J. (2007). Online Nation: Five Years of Growth in Online Learning. The Sloan Consortium. Retrieved October 6, 2008 from: http://www.sloan-c.org/publications/survey/pdf/online_nation.pdf
6 Moody’s Investors Service. (2007). 2007 Higher Education Outlook Retrieved October 8, 2008, from http://www.nacubo.org/documents/07Moodys%202007%20HE%20Outlook%20Jan07.pdf

Data derived from the U.S. Department of Education, the National Center for Education Statistics, Integrated Postsecondary Data System (IPEDS), and the Digest of Education Statistics, show enrollment growth at for-profit institutions has outpaced both the public and not-for-profit sectors of higher education for the last three decades.  For the period from 2000 to 2007, enrollment growth at for-profit institutions was 164%, while growth at not-for profit and public institutions was about 15%. 7

Leadership Team

Collectively, the leadership team of PIU has over 100 years of experience in higher education. Almost 40 of those years of experience are in online higher education, with some of the most well known online for-profit providers.  The former president of University of Phoenix is the CEO of PIU and the staff of PIU has decades of experience in higher education.

Marketing

Our classes were launched in August 2008, while ICMT began its first classes in March 2007. To date, there have been only limited monetary expenditures for marketing and sales activities.  Student leads typically cost $50 - $75 dollars. With conversion rates estimated to be 3.6% (industry estimate), acquisition costs per student are expected to range from $1,395 to $2,083.

Degree Programs and Curricula

PIU’s degree programs focus on preparing individuals with entrepreneurial and small business interests. Unlike the degrees of many of our competitors, our programs adapt curriculum material to specifically help individuals become successful business owners.   Curriculum group leaders are  appointed to work collaboratively with subject matter experts who develop courses.   Additional curriculum customization is being undertaken in order to further differentiate our curriculum from those of our competitors.   For example, we now have a focus on digital marketing as an emerging discipline.

Construction management and technology degree and certificate programs primarily focus on preparing individuals with an interest in the construction industry.   Having construction programs offered in an online environment significantly differentiates us from competitors that are typically ground-based.

Associate of Science Degree

The Associate of Science (“AS”) degree programs offer academic emphases in accounting, digital marketing, finance, marketing, real estate investing, and small business management. Instruction covers important bases of communications, social and behavioral sciences, humanities, math, and science. While the AS curriculum tailors course content for individuals particularly interested in entrepreneurial business ventures, it also provides a strong platform for those seeking entry-level job employment.

 7 Digest of Education Statistics, 2008, table 188.

Students seeking the AS degree complete common general education and business core courses, and then curriculum for their selected area of emphasis. Core courses offer essential skills and knowledge in business, accounting, finance, marketing and economics. Students with or without prior business experience gain the cohesive academic foundation to promote the professional credibility, social responsibility, and adaptive thinking required for the competition of today’s business world.  The program of study is completed with electives of the student’s choosing to meet the 60-credit hour requirement for graduation.

PIU intends to suspend the offering of the AS degree in July 2009 in order to redesign the curriculum, allowing for a more seamless transition between the AS and the bachelor’s degree.

Bachelor of Business Administration Degree

The Bachelor of Business Administration (“BBA”) degree program offers academic majors in accounting, digital marketing, finance, marketing, real estate investing, digital marketing, and small business management. Instruction covers bases of communications, social and behavioral sciences, humanities, math and science. While the BBA curriculum tailors course content for individuals particularly interested in entrepreneurial business ventures, it also provides a strong platform for those seeking employment at the management level.

Students in the BBA program complete a common general education and business core courses, and then curriculum for their major area of study. Courses provide a broad anchor of essential skills and knowledge in business, accounting, finance, marketing, management, economics, and leadership. Students with or without prior business experience gain the cohesive academic foundation to promote the professional credibility, social responsibility, and adaptive thinking required for successful competition and synergy in today’s business world. The program of study is completed with electives of the student’s choosing to meet the 120-credit hour requirement for graduation.

Bachelor of Science in Construction Management and Technology Degree

      Our Bachelor of Science (“BS”) in Construction Management and Technology degree program prepares students for general operational aspects of working in the construction industry.  Students examine various elements of construction methodology, project safety, land development, and environmental impact.  The BS program positions its graduates to oversee the planning and execution of construction projects.

Students seeking the BS degree program complete common general education and construction core courses with possible emphases in home and building inspection or project management.  The program of study is completed with electives of the student’s choosing to meet the 120-credit hour requirement for graduation.

Master of Science in Construction Technology Degree

The Master of Science (“MS”) in Construction Technology prepares students for the supervisory level of construction projects.  Students focus on quality in project management including scheduling, estimating, control, and the legal and developmental aspects of the design process. Students in the MS program complete 36-credit hours in order to meet graduation requirements.

Master of Business Administration Degree in Construction Management

Our Master of Business Administration (“MBA”) degree in Construction Management prepares students for managerial opportunities in the construction field. Students focus on key elements of business, leadership, ethics, management, and technological innovation. Topics also include corporate construction structure, legal and current issues in the industry and a specialized project guided by a mentor from the construction field.  Students in the MBA program complete 36 credit hours in order to meet graduation requirements.

Certificate Programs

Along with our degree programs, PIU offers certificate programs in accounting, digital marketing, finance, marketing, real estate investing, small business management, construction operations, home and building inspection, land management, and project management.  The certificate programs are designed to give students a basic foundation in major areas of the business, real estate or construction fields. Courses taken for the certificates may be applied toward degree programs. Students in a certificate program of study complete 18 credit hours in order to receive a certificate.

Technology

PIU houses its student and administrative systems in a highly secure, SAS 70 Type II certified state-of-the-art co-location facility which provides redundancy at every level and is located a few miles from PIU’s corporate headquarters.  Internet connectivity is provided by the co-location facility with redundancy from several tier 1 providers.  The ANGEL Learning Management System (“LMS”) is used for online course delivery.  Jenzabar is currently used for the student management system.  VOIP phone systems from Shoretel are utilized for telecommunications.  The server infrastructure consists of file & print servers, web servers, and databases servers with SAN data storage.  Backups and 24x7 monitoring are provided by partners that reside in the same co-location facility. Redundant firewalls provide security for the LMS and student administrative systems.

SWOT Analysis

We believe our strengths include:

	Skilled leadership/management team with extensive experience in for-profit, online higher education.
	Strong, focused, highly consistent curriculum.
	Degree programs that are relatively underserved within the higher education space.
	Lean curriculum inventory.
	Student management model focused on graduating students.
	Leveragable and scalable business model.
	Good mid-term and long-term revenue potential.
	Relatively low price point (especially salient during an economic downturn).

We believe our weaknesses include:

	Significant burn rate of cash resources before accreditation and regulatory approvals.
	Significant amount of human resources needed to complete accreditation and regulatory applications.
	Limited revenue realized to date.
	Revenue potential limited prior to accreditation.
	Internal expertise for marketing, planning and lead generation has not yet been fully developed.
	Uncertain ability to convert student leads due to relatively new enrollment staff.

We believe our opportunities include:

	Articulation agreements and partnerships with other institutions.
	Acquisitions of other schools.
	Differentiate with niche markets and specialized business degree offerings.
	Overall market for higher education is large and growing.
	Opportunities to replicate business model at other institutions.
	Evidence suggests an inverse relationship between higher education enrollments and economic climate.
	Increasing brand awareness.
	Increasing evidence of the need for a college education.
	Expanding and emerging technologies have potential to enhance the online educational experience.
	Increasing acceptance of online education as a valid delivery modality.
	Demand for education in international markets continues to increase and is largely untapped by our major competitors.
	Baccalaureate attainment in the U.S. in students over the age of 25 has remained relatively flat, despite the fact that 49 of the top 50 paying occupations require at least some college education.

Threats to our business model include:

	Intense competition among online and traditional institutions.
	Degree programs and educational philosophy could be more clearly differentiated from competitors.
	Limited product offerings compared to other online competitors.
	Lack of accreditation makes market distinction and student enrollments challenging.
	Price point is high for an unaccredited school relative to competitors.
	Cannot apply for Federal Financial Aid programs until accreditation. Limited availability of private education loans until accreditation.
	Continual escalation of the cost of higher education is perceived as a national problem and may subject us to additional scrutiny on a national level.
	Baccalaureate institutions experience the slowest growth in online enrollments of all degree sectors.

Marketing Considerations

PIU is not currently using any formal advertising or promotional programs. At this point, students are recruited only through our small team of newly hired Enrollment Specialists and through our Web site (http://www.OnlinePIU.com).  The PIU website has been redesigned and optimized for organic search engine lead generation.  Key words have been imbedded in the site to increase the likelihood that PIU’s site will be among the first when students search for degrees related to our unique programming. PIU also uses third party lead generators and targeted email lists to market our degree and certificate programs.  Prior to our acquisition of it, ICMT promoted its programs in a variety of ways. For example, ICMT sent emails promoting their programs to members of various construction organizations. The list of email addresses for these campaigns was obtained from the organization’s headquarters. ICMT had established booths at various trade shows in the construction industry to promote the institution’s academic and certificate programs.

PIU plans to continue to limit formal advertising activities until accreditation is achieved.  PIU is currently exploring implementation of targeted cost per lead campaigns through third party lead generators.  Costs per lead campaigns are low risk, cost efficient and create an opportunity to build a lead base that will enable enrollment growth.  As a proven industry standard methodology, cost per lead campaigns also provide meaningful data that will enable PIU to better understand demand for course offerings and the quality of lead generated by third party vendors, which will be critical to optimizing advertising spend post accreditation. With an infusion of capital, PIU will begin formal marketing through a pay per click campaign.

Marketing Strategy- Post Accreditation

Lead Generation
After gaining accreditation the main thrust of PIU’s advertising will be an integrated lead generation campaign.  The majority of the PIU advertising spend will be allocated to online direct response campaigns, a proven efficient method for online course offerings.  This will include both a cost per click and third party cost per lead campaigns.  We will monitor and measure all campaigns closely to ensure the advertising spends are maximized, and thereby potentially decrease our cost per student enrollment.

PIU believes that online organic search engine optimization (SEO) and social media networking opportunities will create low cost lead generation channels.  Ongoing search optimization both domestically and internationally will be a priority.  PIU intends to build links with professional associations worldwide to increase PIU’s web presence and improve search rankings.  PIU also intends to use social media campaigns to capitalize on its niche course offerings and drive traffic to the PIU website.  Directory listings on the Internet will be audited and information about PIU’s programs and brand images updated.

PIU intends to build industry awareness and generate leads through a team of career education liaisons who will attend industry events and call on key industry leaders to develop partnerships and gain access to marketing directly to their employees.

Lead Conversion
PIU is implementing a lead conversion strategy to drive enrollment growth and decrease the cost per enrollment.  This strategy is a systematic approach to converting a lead with key activities and benchmarks for lead at each stage of the potential student buying cycle. PIU is in the process of selecting and implementing a Customer Relationship Management (CRM) system that will allows us to manage and track lead progression. We believe a key component of the overall strategy is to ensure that a consistent sales approach is used that is both effective and does not compromise our reputation.  All enrollment team members will complete a standardized training and development program and participate in ongoing coaching.

Target Markets

Adult students tend to be selective about how and where they receive their education. They care about price, but also about the responsiveness of their university to their unique needs and questions. They also care about academic rigor, reputation, and gaining higher learning that will update their knowledge to expand their professional opportunities and personal goals. They are seeking information updates or a change in their long-term career situation through educational achievement and degree attainment. Adults, as a group, are generally comprised of professionals or aspiring-professionals whose work, personal life, and education need to be balanced.

Generational demographics also inform the potential target market. Generation X is a term used to describe generations in many countries around the world which were born between 1964 and 1980. This group has been described as one of the most entrepreneurial and tech-friendly generations. Another sector is comprised of Generation Y (Millennials), born between 1977 and 1994. Large in numbers, the Millennials constitute a large consumer group with the following characteristics:

 Adaptable
 Technologically savvy
 Learning oriented
 Effective multi-taskers
 Tolerant and diverse

We also understand that our target markets are concerned with educational quality and view accreditation as a sign of institutional quality. Finally, we believe the majority of PIU’s students are self-directed and comfortable, or willing to become comfortable, with technology and online learning as a means to attain their goal.

Among the niche markets being targeted by PIU are small business professionals and entrepreneurs. The Kauffman Index of Entrepreneurial Activity reports that “495,000 new businesses per month were started in 2007 with 0.30 percent of the adult population (or 300 out of 100,000 adults) involved in the startup process.”8 The National Foundation for International Business lists some interesting small business facts9:

	Small business produces roughly half of the private Gross Domestic Product (“GDP”) and creates, on average, about two-thirds of net new jobs annually.
	Small businesses are the greatest source of new employment in inner cities, comprising more than 99 percent of establishments and 80 percent of total employment.
	American small business is the world’s second largest economy, trailing only the United States as a whole.
	Small businesses employ more than half of private sector employees.
	Ninety percent of small businesses employ fewer than 20 people.
	Small firms represent 99.7 percent of all employers.
	Nearly 16 million people operate a small business as their primary occupation in a year.
	Women-owned firms have grown at around two times the rate of all firms.
	Minority-owned firms have grown at around four times the rate of all firms.

Accordingly, we believe there is significant interest and activity in small business ownership and entrepreneurship.

Individuals in PIU’s target markets are broadly believed to be self-directed, adult professionals who are comfortable with technology, seek quality and innovative educational opportunities for professional and personal advancement, and need flexibility to balance work, personal life, and education. A more narrow definition may include individuals who are entrepreneurial either in work choice or philosophy. In addition, because PIU currently offers two degree programs in five majors, the markets it targets and serves are individuals seeking degrees within these broad, popular educational areas. A portion of the market may be comprised of individuals who already have an undergraduate degree and wish to begin a second career requiring a return to higher education.

8 Ewing Marion Kauffman Foundation. (2008). Kauffman Index of Entrepreneurial Activity. Retrieved October 9, 2008, from the Kauffman Foundation Web site:  http://www.kauffman.org/kauffmanindex/
9 National Federation of International Business. (2008). Small business facts. Retrieved October 9, 2008, from the NFIB Web site: http://www.nfib.com/Portals/0/PDF/healthcare/Small-Business-Healthcare-Fact-Sheet.pdf

Competition

There are more than 4,000 U.S. colleges and universities serving traditional and adult students. Competition is highly fragmented and varies by geography, program offerings, modality, ownership, quality level, and selectivity of admissions. No one institution has a significant share of the total postsecondary market.

Our online programs compete with local, traditional universities geographically located near each of our prospective students, and with other for-profit postsecondary schools that offer online degrees, particularly those schools that offer online graduate programs within our core disciplines, including University of Phoenix and  Grand Canyon University (both of which are based in Phoenix, Arizona) and Walden University and Capella University. In addition, many public and private schools, colleges, and universities, including most major colleges and universities, offer online programs.

 Non-profit institutions receive substantial government subsidies, and have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit schools. Accordingly, non-profit institutions may have instructional and support resources that are superior to those in the for-profit sector. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential students. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that had not previously offered online education programs.

We believe that the competitive factors in the postsecondary education market include:

	Availability of career-oriented and accredited program offerings
	Types of degrees offered and marketability of those degrees
	Reputation, regulatory approvals, and compliance history of the university
	Convenient, flexible and dependable access to programs and classes
	Qualified and experienced faculty
	Level of student support services
	Cost of the program
	Marketing and selling effectiveness
	The time necessary to earn a degree

Intellectual Property

We intend to rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. In many instances, our course content is produced for us by faculty and other subject matter experts under work for hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we may license course content from a third party on a royalty fee basis.  We intend to rely on trademark and service mark protections in the United States for our name and distinctive logos, along with various other trademarks and service marks related to our specific offerings.  Currently, we hold a service mark solely for “Piccolo International University.”

Regulation

We are subject to extensive regulation by state education agencies, accrediting commissions, and the federal government through the Department of Education under the Higher Education Act. The regulations, standards, and policies of these agencies cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition.

 As an institution of higher education that grants degrees and certificates, we are required to be authorized by appropriate state education authorities. In addition, in order to participate in the federal programs of student financial assistance for our students, we must be accredited by an accrediting commission recognized by the Department of Education. Accreditation is a non-governmental process through which an institution submits to qualitative review by an organization of peer institutions, based on the standards of the accrediting commission and the stated aims and purposes of the institution. The Higher Education Act requires accrediting commissions recognized by the Department of Education to review and monitor many aspects of an institution’s operations and to take appropriate action if the institution fails to meet the accrediting commission’s standards.

 PIU operations may be subject to regulation by the Department of Education if we decide to participate in federal student financial aid programs under Title IV of the Higher Education Act, which we refer to as the Title IV programs. The Title IV programs include educational loans with below-market interest rates that are guaranteed by the federal government in the event of a student’s default on repaying the loan, and also grant programs for students with demonstrated financial need. To participate in the Title IV programs, a school must receive and maintain authorization by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education.

 Our business activities are planned and implemented to comply with the standards of these regulatory agencies. We employ a director of compliance who is knowledgeable about regulatory matters relevant to student financial aid programs and our management also provides oversight designed to ensure that we meet the requirements of our regulated operating environment.

State Education Licensure and Regulation

We are conditionally authorized to offer our programs by the Arizona State Board for Private Postsecondary Education, the regulatory agency governing private postsecondary educational institutions in the State of Arizona, where we are located. We will be required by the Higher Education Act to maintain authorization from the Arizona State Board for Private Postsecondary Education should we decide to participate in the Title IV programs. This authorization may be very important to us and our business. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. Failure to comply with the requirements of the Arizona State Board for Private Postsecondary Education could result in us losing our authorization to offer our educational programs.  We cannot apply for a Program Participation Agreement for the Title IV Programs until December 2009, at the earliest.

 Most other states impose regulatory requirements on out-of-state educational institutions operating within their boundaries, such as those having a physical facility or recruiting students within the state. State laws establish standards in areas such as instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations, and other operational matters, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. Laws in some states limit schools’ ability to offer educational programs and award degrees to residents of those states. Some states also prescribe financial regulations that are different from those of the Department of Education, and many require the posting of surety bonds.

In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state, but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. New laws, regulations, or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

Our activities in certain states constitute a presence that will require licensure or authorization under the requirements of the state education agency in those states. Although we believe that we will be able to comply with state licensing or authorization requirements that may arise or be asserted in the future, if we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in that state, fines, and penalties. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Accreditation

We are seeking accreditation from the Distance Education and Training Council (DETC), the Accrediting Council of Independent College and Schools (ACICIS) and the Higher Learning Commission of the North Central Association ( HLC) all of which are recognized by the United States Department of Education. Accreditation is a private, non-governmental process for evaluating the quality of educational institutions and their programs in areas including student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. To be recognized by the Department of Education, accrediting commissions must adopt specific standards for their review of educational institutions, conduct peer-review evaluations of institutions, and publicly designate those institutions that meet their criteria. An accredited school is subject to periodic review by its accrediting commissions to determine whether it continues to meet the performance, integrity and quality required for accreditation.

 We have applied for accreditation through DETC, a national accreditor.  Our initial application was deferred until January 2010, and we may receive DETC accreditation at that time, although there can be no assurance that we will receive accreditation then or at all. We are in the process of applying for ACICS accreditation, which could be granted by December 2009, but there is no assurance that we will receive that accreditation then or at all. Accreditation is important to us for several reasons, including the fact that accreditation is a prerequisite to our ability to obtain Title IV financial aid for our students. Other colleges and universities depend, in part, on an institution’s accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating candidates’ credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards.

In addition to national accreditation through DETC and ACICS, we intend to seek regional accreditation through HLC, or another recognized regional accreditor.  There are six regional accrediting commissions recognized by the Department of Education, each with a specified geographic scope of coverage, which together cover the entire United States. Most traditional, public and private non-profit, degree-granting colleges and universities are accredited by one of these six regional accrediting commissions. If PIU seeks regional accreditation without an acquisition of another accredited institution, it will most likely seek accreditation through the HLC.  HLC is the same regional accrediting commission that accredits such universities as the University of Arizona, Arizona State University, and other degree-granting public and private colleges and universities in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin, and Wyoming.

Due to the relatively long time frames associated with seeking accreditation, PIU also intends to pursue an acquisition of an accredited institution. After acquisition, PIU will seek the appropriate regulatory approvals to participate under the acquired institution’s accreditation and Title IV participation.

Regulation of Federal Student Financial Aid Programs

To be eligible to participate in the Title IV programs, an institution must comply with specific requirements contained in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state in which it is physically located (in our case, Arizona) and maintain institutional accreditation by an accrediting commission recognized by the Department of Education. We have not determined whether we will apply for Title IV Programs, but will be unable to do so until we receive accreditation, which we anticipate will be no earlier than December 2009.

Regulatory Standards that May Restrict Institutional Expansion or Other Changes

 Many actions that we may wish to take in connection with expanding our operations or other changes are subject to review or approval by the applicable regulatory agencies.

 Adding teaching locations, implementing new educational programs, and increasing enrollment. The requirements and standards of state education agencies, accrediting commissions, and the Department of Education limit our ability in certain instances to establish additional teaching locations, implement new educational programs, or increase enrollment in certain programs. Many states require review and approval before institutions can add new locations or programs. The Arizona State Board for Private Postsecondary Education, the DETC, the ACICS and the HLC, and other state education agencies and specialized accrediting commissions that authorize or accredit us and our programs generally require institutions to notify them in advance of adding new locations or implementing new programs, and upon notification may undertake a review of the quality of the facility or the program and the financial, academic, and other qualifications of the institution.

With respect to the Department of Education, if an institution participating in the Title IV programs plans to add a new location or educational program, the institution must generally apply to the Department of Education to have the additional location or educational program designated as within the scope of the institution’s Title IV eligibility. However, a degree-granting institution such as us is not required to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional, or graduate degree at the same degree level as programs previously approved by the Department of Education. Similarly, an institution is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or a related recognized occupation as an educational program that has previously been designated by the Department of Education as an eligible program at that institution if it meets certain minimum-length requirements. However, as a condition for an institution to participate in the Title IV programs on a provisional basis, the Department of Education can require prior approval of such programs or otherwise restrict the number of programs an institution may add or the extent to which an institution can modify existing educational programs. If an institution that is required to obtain the Department of Education’s advance approval for the addition of a new program or new location fails to do so, the institution may be liable for repayment of the Title IV program funds received by the institution or students in connection with that program or enrolled at that location.

 Acquiring other schools.   We acquired ICMT in October 2008 and may seek to acquire other schools in the future. The Department of Education and virtually all state education agencies and accrediting commissions require a company to seek their approval if it wishes to acquire another school. In our case, we would need to obtain the approval of the Arizona State Board for Private Postsecondary Education or other state education agency that licenses the school being acquired,  any accrediting commission that accredits the school being acquired, and the Department of Education. The level of review varies by individual state and accrediting commission. Some require approval of such an acquisition before it occurs while others only consider approval after the acquisition has occurred. The approval of the applicable state education agencies and accrediting commissions is a necessary prerequisite to the Department of Education certifying the acquired school to participate in the Title IV programs under our ownership. The restrictions imposed by any of the applicable regulatory agencies could delay or prevent our acquisition of other schools in some circumstances.

Change in ownership resulting in a change in control.   Many states and accrediting commissions require institutions of higher education to report or obtain approval of certain changes in control and changes in other aspects of institutional organization or control. The types of and thresholds for such reporting and approval vary among the states and accrediting commissions. The DETC, the ACICS and the HLC provide that an institution must obtain its approval in advance of a change in ownership in order for the institution to retain its accredited status. In addition, in the event of a change in ownership, accreditors may require an onsite evaluation within six months in order to continue the institution’s accreditation. Many states include the sale of a controlling interest of common stock in the definition of a change in control requiring approval, but their thresholds for determining a change in control vary widely. The standards of the Arizona State Board for Private Postsecondary Education provide that an institution undergoes a change in control if there is a transfer of 50% or more of its voting stock over a five-year period.

Additional state regulation.   Most state education agencies impose regulatory requirements on educational institutions operating within their boundaries. Some states have sought to assert jurisdiction over out-of-state educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. In addition to Arizona, we have determined that our future activities in certain states may constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering services to current students in that state, which could significantly reduce our enrollments.

Employees

Currently, we have 23 full-time employees, including our executive officers, and 80 independent contractors, most of whom are faculty of PIU.

Our Corporate History

            We were originally organized as Maple Mountain Pumpkins and Agriculture, Inc. (Maple), a Nevada corporation, on August 15, 1997, to farm pumpkins, sweet corn and other crops. On December 23, 2006, Maple ceased its agricultural produce business and obtained shareholder approval of a quasi-reorganization resulting in accounting substantially similar to that of a new enterprise.  Subsequently, Maple had no operations and indicated in its reports filed with the Securities and Exchange Commission that it was a shell company under Rule 12b-2 of the Securities Exchange Act.

Effective February 8, 2008, pursuant to Board approval and consent by a majority of the shareholders, Maple amended and restated its Articles of Incorporation.  No change was made to its capital structure.  The Articles were amended and restated to opt out of certain provisions of the Nevada Corporate Law and to consolidate previous amendments.  Also effective February 8, 2008, pursuant to Board approval and consent by a majority of the shareholders, it effected a 1-for-3 reverse split of its issued and outstanding shares with no shareholder to be reversed to less than a round lot of 100 shares.

On October 10, 2008, Maple amended its Articles of Incorporation pursuant to NRS §78.207 and authorized an increase in our authorized common stock at the rate of 2.5 shares for 1 share from 200,000,000 shares to 500,000,000 shares and correspondingly increased the outstanding shares of common stock from 10,500,000 to approximately 26,250,000.  The par value of the common stock was not affected.  The reclassification of the authorized and the outstanding common stock was effective as of the close of business on October 20, 2008.

On October 14, 2008, the Board of Directors repealed Maple’s existing bylaws and adopted new bylaws.  The purpose of adopting new bylaws was to modernize them in light of changes in Nevada corporate law and to clarify certain procedural and administrative provisions.

On March 20, 2009, Maple designated the Series A Convertible Preferred Stock in contemplation of the Securities Exchange and issued the shares on March 24, 2009.

On March 24, 2009, Maple exchanged shares with Nouveau Educational Systems, Inc. (NESI) whereas NESI became the accounting survivor.   Maple cancelled 25,000,000 common shares resulting in 1,250,000 Maple common shares outstanding.  Maple issued 21,899,000 shares of Maple common stock to NESI common shareholders and 3,934,517 shares of Maple Preferred Stock issued on terms comparable to NESI’s Series A Preferred Stock to the NESI Series A Preferred Stockholders.

Our Offices

We sub-lease an aggregate of 7,594 square feet of office and operating space at 15011 N. 75th Street, Scottsdale, Arizona 85260, on a one-year sub-lease, ending November 20, 2009, from an affiliate controlled by Mr. James Piccolo, our Chairman, for $14,872 per month.

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this Transition Report before purchasing any shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occurs, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy the Shares.

Risks Related to the Company

We have generated only negligible operating revenue and have incurred ongoing losses since our inception, which could limit our operations.

As a development stage company, we have generated only negligible revenue since inception and have incurred aggregate losses attributable to common stockholders of  $6,293,113 from our inception through March 31, 2009.  If we are unable to generate sufficient revenue and earnings in the future, we may be required to limit our operations.  We expect that our operating expenses will increase as we continue to implement our PIU operating strategies and incur expenses associated with being a public reporting company.  If our revenue does not increase to offset these expected increases in costs and operating expenses, our operating results would be negatively affected.  Accordingly, we may not be able to achieve or maintain profitability, and we may continue to incur significant losses.

As a publicly traded development stage company, our ability to raise additional capital may be compromised.

As a development stage company which is publicly traded, we may have difficulty raising equity capital, as our publicly traded market capitalization may exceed valuations placed on our enterprise value by investors, thereby discouraging investments in our equity by them.  Moreover, the costs of maintaining our public status and the costs of reporting under the Securities Exchange Act of 1934 may also discourage investment in us.

We may be required to seek additional funding in order to maintain our operations, and such funding may not be available on acceptable terms or at all.

We may need to obtain additional funding in the future due to a number of factors beyond our expectations or control, including a shortfall in revenue, increased expenses, increased investment in our online educational products and faculty or the acquisition of other related businesses, services or technologies. If we do need to obtain funding, it may not be available on acceptable terms or at all. If we are unable to obtain sufficient funding, our operations would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We may also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our services, defer or cancel expansion or acquisition plans or cease operations completely.

Our failure to comply with the regulatory requirements of states other than Arizona could result in actions taken by those states that could have a material adverse effect on our enrollments.

 Almost every state imposes regulatory requirements on educational institutions that have physical facilities located within the state’s boundaries. These regulatory requirements establish standards in areas such as educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures, some of which are different than the standards prescribed by the Department of Education or the Arizona State Board for Private Postsecondary Education. In addition, several states have sought to assert jurisdiction over educational institutions offering online degree programs that have no physical location or other presence in the state but that have some activity in the state, such as enrolling or offering educational services to students who reside in the state, employing faculty who reside in the state, or advertising to or recruiting prospective students in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states, and can change frequently. In the future, states could coordinate their efforts in order to more aggressively attempt to regulate or restrict schools’ offering of online education.

 In addition to Arizona, our anticipated activities in certain states may constitute a presence requiring licensure or authorization under the requirements of the state education agency in those states. We intend to seek approvals in other states to operate as we determine necessary in connection with our marketing and recruiting activities. If we fail to comply with state licensing or authorization requirements for a state, or fail to obtain licenses or authorizations when required, we could lose our state licensure or authorization by that state or be subject to other sanctions, including restrictions on our activities in that state, fines, and penalties. The loss of licensure or authorization in a state other than Arizona could prohibit us from recruiting prospective students or offering educational services to current students in that state, which could significantly reduce our enrollments and revenues and materially adversely affect us.

 State laws and regulations are not always precise or clear, and regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of these regulatory requirements or adverse changes in regulations or interpretations thereof by regulators could materially adversely affect us.

We cannot offer new programs, expand our operations into certain states, or acquire additional schools if such actions are not timely approved by the applicable regulatory agencies.

Our expansion efforts include offering new educational programs. In addition, we may increase our operations in additional states and seek to acquire existing schools from other companies. If we are unable to obtain the necessary approvals for such new programs, operations, or acquisitions from the Department of Education, the DETC, the Arizona State Board for Private Postsecondary Education, or any other applicable state education agency or accrediting commission, or if we are unable to obtain such approvals in a timely manner, our ability to consummate the planned actions would be impaired, which could have a material adverse effect on our expansion plans.

Our indemnification of officers and directors and limitations on their liability could limit our recourse against them.

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Shareholders therefore will have only limited recourse against these individuals.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. We are required to spend considerable effort establishing and maintaining our internal controls, which will be costly and time-consuming and will need to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures, and we are subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting.

Implementing any appropriate changes to our internal controls and disclosure controls and procedures may entail substantial costs to modify our existing financial and accounting systems and internal policies, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in establishing or maintaining the adequacy of our internal controls or disclosure controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements or public reports on a timely basis, could materially adversely affect our business. Further, investors’ perceptions that our internal controls or disclosure controls are inadequate or that we are unable to produce accurate financial statements may seriously affect the price of our common stock.

We are required to pay dividends on our Series A Convertible Preferred Stock, which will reduce our working capital.

We currently have 3,934,517 shares of Series A Convertible Preferred Stock outstanding, each share of which requires us to pay a semi-annual cumulative dividend of $.05 per share.  The payment of these dividends will reduce our working capital and cash available for other corporate purposes.

If any of the education regulatory agencies that regulate us do not approve or delay their approval of any transaction involving us that constitutes a “change in control,” our ability to operate may be impaired.

If we experience a change in control under the standards of the Department of Education, the Arizona State Board for Private Postsecondary Education, the DETC or any other applicable state education agency or accrediting commission, we must notify or seek the approval of each such agency. These agencies do not have uniform criteria for what constitutes a change in control. Transactions or events that typically constitute a change in control include significant acquisitions or dispositions of the voting stock of an institution or its parent company, and significant changes in the composition of the board of directors of an institution or its parent company. Some of these transactions or events may be beyond our control. Our failure to obtain, or a delay in receiving, approval of any change in control from the Department of Education, the Arizona State Board for Private Postsecondary Education, or the DETC, could impair our ability in the future to operate or participate in the Title IV programs, which could have a material adverse effect on our business and financial condition. Our failure to obtain, or a delay in receiving, approval of any change in control from any other state in which we are currently licensed or authorized, or from any of our specialized accrediting commissions, could require us to suspend our activities in that state or suspend offering the applicable programs until we receive the required approval, or could otherwise impair our operations. The potential adverse effects of a change in control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our stock, which could discourage bids for your shares of our stock and could have an adverse effect on the market price of your shares.

Our revenue and income depend, in part, on the effectiveness of our marketing and advertising programs in recruiting new students.

Building awareness of PIU, and the programs we offer, is critical to our ability to attract prospective students. It is also critical to our success that we convert prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully recruiting, enrolling, and retaining students in our programs include:

	The current and future reduced availability of, or higher interest rates and other costs associated with, Title IV loan funds or other sources of financial aid or student loans.
	The emergence of more successful competitors.
	Factors related to our marketing, including the costs and effectiveness of Internet advertising and broad-based branding campaigns and recruiting efforts.
	Performance problems with our online systems.
	Failure to obtain and or maintain institutional and specialized accreditations.
	The requirements of the education agencies that regulate us which may restrict our initiation of new programs and modification of existing programs.
	The requirements of the education agencies that regulate us which restrict the ways schools can compensate their recruitment personnel.
	Increased regulation of online education, including in states in which we do not have a physical presence.
	Restrictions that may be imposed on graduates of online programs that seek certification or licensure in certain states.
	Student dissatisfaction with our services and programs.
	Adverse publicity regarding us, our competitors, or online or for-profit education generally.
	Price reductions by competitors that we are unwilling or unable to match.
	A decline in the acceptance of online education.
	Continued adverse economic developments that affect job prospects in our core disciplines.
	A decrease in the perceived or actual economic benefits that students derive from our programs.

If we are unable to continue to develop awareness of PIU and the programs we offer, and to recruit, enroll, and retain students, our enrollments would suffer and our ability to increase revenues and achieve or maintain profitability would be significantly impaired.

Our failure to comply with the extensive regulatory requirements governing our school could result in financial penalties, restrictions on our operations or growth, or loss of external financial aid funding for our students.

Our revenue may in the future include tuition financed under federal student financial aid programs, referred to as the Title IV programs, which are administered by the U.S. Department of Education, or Department of Education. To participate in the Title IV programs, a school must be authorized by the appropriate state education agency or agencies, be accredited by an accrediting commission recognized by the Department of Education, and be certified as an eligible institution by the Department of Education. In addition, our operations and programs are regulated by other state education agencies and additional accrediting commissions. As a result of these requirements, we are subject to extensive regulation by the Arizona State Board for Private Postsecondary Education and education agencies of other states, DETC, specialized accrediting commissions, and the Department of Education. These regulatory requirements do or will cover the vast majority of our operations, including our educational programs, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations, and financial condition. These regulatory requirements also affect our ability to add new educational programs, change existing educational programs, and change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. Regulatory requirements are not always precise and clear, and regulatory agencies may sometimes disagree with the way we have interpreted or applied these requirements. Any misinterpretation by us of regulatory requirements could materially adversely affect us.

 If we fail to comply with any of these regulatory requirements, we could suffer financial penalties, limitations on our operations, loss of accreditation, termination of or limitations on our ability to grant degrees and certificates, or limitations on or termination of our eligibility to participate in the Title IV programs, should we elect to do so, each of which could materially adversely affect us. In addition, if we are charged with regulatory violations, our reputation could be damaged and financial penalties could be imposed, all of which could have a negative impact on our stock price and our enrollments. We cannot predict with certainty how all of these regulatory requirements will be applied, or whether we will be able to comply with all of the applicable requirements in the future.

If we do not maintain our state authorization in Arizona, we may not be able to continue to operate PIU.

 A school that grants degrees or certificates must be authorized by the relevant education agency of the state in which it is located. We are located in the state of Arizona and are authorized by the Arizona State Board for Private Postsecondary Education. State authorization will also be required for our students to be eligible to receive funding under the Title IV programs. To maintain our state authorization, we must continuously meet standards relating to, among other things, educational programs, facilities, instructional and administrative staff, marketing and recruitment, financial operations, addition of new locations and educational programs, and various operational and administrative procedures. If we fail to satisfy any of these standards, we could lose our authorization by the Arizona State Board for Private Postsecondary Education to offer our educational programs, which would also cause us to lose any eligibility we may have had to participate in the Title IV programs and have a material adverse effect on us.

Capacity constraints, system disruptions, or security breaches in our online computer networks could have a material adverse effect on our ability to attract and retain students.

 The performance and reliability of the infrastructure of our online operations are critical to our reputation and to our ability to attract and retain students. Any computer system disruption or failure, or a sudden and significant increase in traffic on the servers that host our online operations, may result in our online courses and programs being unavailable for a period of time. Individual, sustained, or repeated occurrences could significantly damage the reputation of our online operations and result in a loss of potential or existing students. Additionally, our online operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions to or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these incidents. Any interruption to our online operations could have a material adverse effect on our ability to attract students to our online programs and to retain those students.

We may not be able to successfully grow our revenue if we are not able to improve the content of our existing academic programs or to develop new programs on a timely basis and in a cost-effective manner, or at all.

We continually seek to improve the content of our existing programs and to develop new programs in order to meet changing market needs. The success of any of our programs and courses depends in part on our ability to expand the content of our existing programs, develop new programs in a cost-effective manner, and meet the needs of existing and prospective students and employers in a timely manner, as well as on the acceptance of our actions by existing or prospective students and employers. We offer 12 fully online programs.  In the future, we may develop programs for online use, which may pose new challenges, including the need to develop course content without having an existing program on which such content can be based. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs in a timely fashion or as quickly as our competitors are able to introduce competing programs. If we do not respond adequately to changes in market conditions, our ability to attract and retain students could be impaired and our business, prospects, financial condition, and results of operations could suffer.

The development and approval of new programs and courses is subject to requirements and limitations imposed by the Department of Education, state licensing agencies, and the relevant accrediting commissions. The imposition of restrictions on the initiation of new educational programs by any of our regulatory agencies, or delays in obtaining approvals of such programs, may delay our expansion plans. Establishing new academic programs or modifying existing academic programs may also require us to make investments in specialized personnel, increase marketing efforts, and reallocate resources. We may have limited experience with the subject matter of new programs.

 If we are unable to expand our existing programs, offer new programs on a timely basis or in a cost-effective manner, or otherwise manage effectively the operations of newly established programs, our business, prospects, financial condition, and results of operations could be adversely affected.

Our failure to keep pace with changing market needs and technology could harm our ability to attract students and their prospective employers.

Our success depends in part on the willingness of employers to employ, promote, or increase the pay of our graduates. Increasingly, employers demand that their new employees possess appropriate technical and analytical skills and also appropriate interpersonal skills, such as communication and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or by the employers of our graduates. Even if we are able to develop acceptable new programs, we may not be able to begin offering those new programs in a timely fashion or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, the rates at which our graduates obtain jobs in their fields of study could suffer, our ability to attract and retain students could be impaired, and our business, prospects, financial condition, and results of operations could be adversely affected.

Our operations will suffer if we are unable to recruit and retain key personnel.

Our operational success will depend on the skills, efforts, and motivation of our executive officers, who generally have experience with our company and within the education industry. PIU does not have employment contracts with any of its management.  Therefore, our operational success could be compromised if our key employees were to leave.

Our success also largely depends on our ability to attract and retain highly qualified faculty, school administrators, and additional corporate management personnel. We may have difficulties in locating and hiring qualified personnel and in retaining such personnel once hired. In addition, because we operate in a highly competitive industry, our hiring of qualified executives or other personnel may cause us or such persons to be subject to lawsuits alleging misappropriation of trade secrets, improper solicitation of employees, or other claims. Other than non-compete agreements of limited duration that we may enter into with certain executive officers, we have not historically sought non-compete agreements with key personnel and they may leave and subsequently compete against us. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could cause our business to suffer.

In order to support our planned revenue growth we intend to hire, develop, and train a significant number of additional employees responsible for student recruitment and retain and continue to develop and train our current student recruitment personnel. Our ability to develop and maintain a strong student recruiting function may be affected by a number of factors, including our ability to integrate and motivate our enrollment counselors, our ability to effectively train our enrollment counselors, the length of time it takes new enrollment counselors to become productive, regulatory restrictions on the method of compensating enrollment counselors, and the competition in hiring and retaining enrollment counselors. If we are unable to hire, develop, and retain a sufficient number of qualified enrollment counselors, our ability to increase enrollments would be adversely affected.

The protection of our operations through exclusive proprietary rights and intellectual property is limited, and we may encounter disputes relating to our use of intellectual property of third parties, any of which could harm our operations and prospects.

In the ordinary course of our business we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. This intellectual property includes, but is not limited to, courseware materials and business know-how and internal processes and procedures developed to respond to the requirements of operating our business and to comply with the rules and regulations of various education regulatory agencies. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names, and agreements to protect our intellectual property. We rely on service mark and trademark protection in the United States to protect our rights to the mark “PIU,” as well as distinctive logos and other marks associated with our services. We will rely on agreements under which we will obtain rights to use course content developed by faculty members and other third party content experts, as well as license agreements pursuant to which we may license the right to brand certain of our program offerings. We cannot guarantee that the measures that we take will be adequate or that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material, and other content, and offer competing programs to ours.

We may from time to time encounter disputes over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights in the content of a course. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third-party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit, and we may be required to alter the content of our classes or pay monetary damages, which may be significant.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

 In some instances, our faculty members or our students may post various articles or other third-party content on class discussion boards. Third parties may raise claims against us for the unauthorized duplication of material posted online for class discussions. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages, which may be significant.

A reclassification of our online faculty by federal or state authorities or by us from independent contractor to employee status could materially increase our costs.

 All of our online faculty are treated as independent contractors. Because we classify our online faculty as independent contractors, we do not withhold federal or state income or other employment-related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act, or FICA, payments or provide workers’ compensation insurance with respect to our online faculty. The determination of whether online faculty members are properly classified as independent contractors or as employees is based upon the facts and circumstances of our relationship with our online faculty members. Federal or state authorities may challenge our classification as incorrect and assert that our online faculty members must be classified as employees. In the event that we were to reclassify our online faculty as employees, we would be required to withhold the appropriate taxes, make unemployment tax and FICA payments, and pay for workers’ compensation insurance and additional payroll processing costs.

The loss of the services of our executive officers and senior management would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our executive officers.  We do not have employment agreements with any of our executive officers, nor do we carry key person life insurance on any of their lives. The loss of services of any of our executive officers could disrupt our operations and interfere with our ability to compete with others.

Risks Related to Our Industry

We operate in a highly competitive industry, and competitors with greater resources could harm our business.

The postsecondary education market is highly fragmented and competitive. We compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer online learning programs. Many public and private schools, colleges, and universities, including most major colleges and universities, offer online programs. We expect to experience additional competition in the future as more colleges, universities, and for-profit schools offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private non-profit institutions have access to government and foundation grants, tax-deductible contributions, and other financial resources generally not available to for-profit schools. Accordingly, public and private non-profit institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do. We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business, prospects, financial condition, and results of operations. These competitive factors could cause our enrollments, revenues, and profitability to significantly decrease.

Online education is also characterized by rapid changes in students’ technological requirements and expectations and evolving market standards. Our competitors vary in size and organization, and we compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit schools, including those that offer online learning programs. Each of these competitors may develop platforms or other technologies, including technologies such as streaming video, that allow for greater levels of interactivity between faculty and students, that are superior to the platform and technology we use, and these differences may affect our ability to recruit and retain students. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.

 The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices, and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws and regulations or interpretations thereof related to doing business over the Internet could increase our costs and materially and adversely affect our business, prospects, financial condition, and results of operations

Our future growth depends on the continued acceptance of the Internet and the corresponding growth in users seeking educational services on the Internet.

Our business relies in part on the Internet for its success. A number of factors could inhibit the continued acceptance of the Internet and adversely affect our profitability, including:

	Inadequate Internet infrastructure.
	Security and privacy concerns.
	Unavailability of cost-effective Internet service and other technological factors.
	Changes in government regulation of Internet use.

If Internet use decreases, or if the number of Internet users seeking educational services on the Internet does not increase, our business may not grow as planned.

An increase in interest rates could adversely affect our ability to attract and retain students.

Some of our students finance their education through private loans that are not subsidized. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for students. However, in the event that interest rates on private or publicly financed loans increase or Congress decreases the amount available for federal student aid, our students may have to pay higher interest rates on their loans. Any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective students, which could result in a significant reduction in our student population and revenues. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all of the Title IV programs, which could result in a significant reduction in our student population and our profitability.

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims, or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us, which could require us to pay monetary damages, be sanctioned or limited in our operations, and expend significant resources to defend against those claims.

 Because we operate in a highly regulated industry, we are subject to program reviews, audits, investigations, claims of non-compliance, and lawsuits by government agencies, regulatory agencies, students, stockholders, and other third parties alleging non-compliance with applicable legal requirements, many of which are imprecise and subject to interpretation. As we grow larger, this scrutiny of our business may increase. If the result of any such proceeding is unfavorable to us, we may lose or have limitations imposed on our state licensing, accreditation, or any Title IV program participation; be required to pay monetary damages (including triple damages in certain whistleblower suits); or be subject to fines, injunctions, or other penalties, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Claims and lawsuits brought against us, even if they are without merit, may also result in adverse publicity, damage our reputation, negatively affect the market price of our stock, adversely affect our student enrollments, and reduce the willingness of third parties to do business with us. Even if we adequately address the issues raised by any such proceeding and successfully defend against it, we may have to devote significant financial and management resources to address these issues, which could harm our business.

A decline in the overall growth of enrollment in postsecondary institutions, or in the number of students seeking degrees in our core disciplines, could cause us to experience lower enrollment at our schools, which could negatively impact our future growth.

 According to a September 2008 report from the NCES, enrollment in degree-granting, postsecondary institutions is projected to grow 12.0% over the ten-year period ending in Fall 2016 to approximately 19.9 million. This growth is slower than the 23.6% increase reported in the prior ten-year period ended in Fall 2006, when enrollment increased from 14.4 million in 1996 to 17.8 million in 2006. In addition, according to a March 2008 report from the Western Interstate Commission for Higher Education, the number of high school graduates that are eligible to enroll in degree-granting, postsecondary institutions is expected to peak at approximately 3.3 million for the class of 2008, falling in the period between 2007-08 and 2013-14 by about 150,000 in total before resuming a growth pattern for the foreseeable future thereafter. In order to maintain current growth rates, we will need to attract a larger percentage of students in existing markets and expand our markets by creating new academic programs. In addition, if job growth in the fields related to our core disciplines is weaker than expected, especially considering the currently limited new job market in the U.S., fewer students may seek the types of degrees that we offer. Our failure to attract new students, or the decisions by prospective students to seek degrees in other disciplines, would have an adverse impact on our future growth.

Our reputation may be negatively affected by the actions of other postsecondary educational institutions.

 In recent years, regulatory proceedings and litigation have been commenced against various postsecondary educational institutions relating to, among other things, deceptive trade practices, false claims against the government, and non-compliance with Department of Education requirements, state education laws, and state consumer protection laws. These proceedings have been brought by the Department of Education, the U.S. Department of Justice, the U.S. Securities and Exchange Commission, or SEC, and state governmental agencies, among others. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the larger for-profit postsecondary education sector as a whole. Adverse media coverage regarding other for-profit education companies or other educational institutions could damage our reputation, result in lower enrollments, revenues, and operating profit, and have a negative impact on our stock price. Such coverage could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting commissions, state legislatures, state attorneys general, or other governmental authorities of all educational institutions, including us.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers and directors own 18,652,083 shares of our common stock (including Series A Convertible Preferred Stock convertible into common stock) or approximately 68.2% of our outstanding (assuming full conversion of the outstanding Series A Convertible Preferred Stock) common stock. Accordingly, these individuals will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 or 15 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

Our common stock is subject to the penny stock regulations and restrictions, which could impair liquidity and make trading difficult.

SEC Rule 15g-9, as amended, establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions.  Our shares are considered to be penny stock. This classification severely and adversely affects the market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.   To approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

	the basis on which the broker or dealer made the suitability determination, and
	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

 Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities.   In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities.

The market for penny stock has experienced numerous frauds and abuses which could adversely impact investors in our stock.

OTC Bulletin Board securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Bulletin Board reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer.
	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases.
	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons.
	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers.

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The market price of our common stock may be volatile.

The market price of our common stock will likely be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have lately experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future, so any return on investment may be limited to the value of our stock. We plan to retain any future earnings to finance growth.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock by significant stockholders into the public market could cause a decrease in the market price of our common stock.
The issuance of common stock upon conversion of preferred stock or exercise of options and warrants may dilute the interest of stockholders.

We have 3,934,517 shares of Series A Convertible Preferred Stock outstanding which are convertible at the holders’ election into an equal number of shares of common stock. We have issued 2,600,000 stock options, net of cancellations, exercisable for $1.00 to $1.50 per share under a stock option plan for the benefit of our employees, consultants, officers and directors and have the authority to issue up to an additional 3,400,000 stock options.  Our Board of Directors approved a pool of up to 1,000,000 stock options to purchase the Company’s $.001 common stock to be awarded to managers and staff of NESI at the discretion of its President.  To date the Company has awarded 100,000 non-qualified options to purchase shares under this pool at an exercise price of $1.50 per share, vesting one year from date of grant, and expiring five years from date of grant.

We have also issued to a consultant 200,000 stock options, which were exercised on May 5, 2009, and are obligated to issue an additional 200,000 stock options, under certain circumstances, to the consultant.  The options are exercisable at $.25 per share.  We may also issue warrants in connection with the Offering to FINRA Members or finders exercisable at $1.50 per share.  To the extent that any such preferred stock, stock options or warrants are exercised, dilution to the interests of our stockholders will occur.  Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the preferred stock, outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of significant additional shares of our common stock and preferred stock.  The common stock can be issued by the Board of Directors, without stockholder approval.  Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our company held by our investors.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

See “Item 1, Business—Our Offices” above.

Item 3.  Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended March 31, 2009. In May 2009 we changed our name to Piccolo Educational Systems, Inc. and approved an equity incentive plan for the benefit of our officers, directors, employees and consultants.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
           Our common stock is listed on the Electronic Bulletin Board under the symbol “PEDU.”  The high and low prices for our common stock on the Electronic Bulletin Board since the closing of our Securities Exchange Agreement with Maple Mountain Pumpkins and Agriculture, Inc. on March 24, 2009, were $1.51 and $2.90.  On May 31, 2009, our common stock closed at $2.60 per share.

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our board of directors deems relevant.

In May 2009, we adopted an Equity Incentive Plan, subject to stockholder approval covering the issuance of options to purchase up to 6,000,000 shares of our common stock, of which 2,600,000 options are currently outstanding at an average exercise price of between $1.00 and $1.50 per share.  The Plan was approved by our stockholders on May 8, 2009.

Item 6.	Selected Financial and Other Data

The following table sets forth data for the last two fiscal years and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Exhibits and Financial Statement Schedules included in Items 7 and 15, respectively, of this Form 10-K.  All information, other than loss per share data, provided in Items 6 and 7 is presented in thousands.

Forward-Looking Statement and Information

This document may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management.  The use of words such as “believe,” “anticipates,” “intends, “plans,” “estimates,” “should,” “likely,” or similar expressions, indicates a forward-looking statement.

Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance and underlying assumptions.  Future results may differ materially from those expressed in the forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or predict.  Unit holders are cautioned not to put undue reliance on any forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance and underlying assumptions, which are not statements of historical facts.  These statements are subject to uncertainties and risks including, but not limited to, changes in technology, economic conditions, competition and pricing, and government regulations.  We caution that assumptions, expectations, projections, intentions, or beliefs about the future events may, and often do, vary from actual results and the differences can be material.  Key factors which could cause actual results to vary from those the Company expects include those set forth under Item 1A “Risk Factors”.

Statement of Operations Data
	For the Year
	Ended March 31,
	2009	2008

Revenues	$48	$-
Costs and expenses:
Instructional development costs	2,052	733
Selling and promotional	233	160
General and administrative	1,595	673
Goodwill impairment	110	-
Total costs and expenses	3,990	1,566
Loss from operations	(3,942)	(1,566)
Merger expense	(384)	-
Interest expense	(235)	(52)
Net loss	(4,561)	(1,618)
Dividend on preferred stock	(114)	-
Net loss attributable to common stockholders	$(4,675)	$(1,618)

Net loss per basic and diluted common share	$(0.23)	$(0.19)
Shares used in computing basic and diluted net loss per common share	20,547	8,333

	March 31,
	2009	2008
Other Data:
Capital expenditures	$495	$28
Depreciation and amortization	125	4

	March 31,
	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$527	$306
Total assets	1,229	353
Total non-current liabilities	835	1,915
Total stockholders' deficit	(187)	(1,617)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere herein. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, amounts (other than per share amounts) have been rounded to the nearest thousand to aid presentation. As a result, all such figures are approximations.

Overview

Maple Mountain Pumpkins and Agriculture, Inc. (Maple) incorporated in 1997 and originally engaged in the business of farming.  On December 23, 2006, Maple ceased its agricultural activities and obtained shareholder approval of a quasi-reorganization that provided for a readjustment of Maple’s accounts to fair market value, recorded an offset of the retained deficit from prior operations against additional paid-in capital, and resulted in Maple’s accounting to be substantially similar to that of a new enterprise.  Subsequently, Maple had no operations and was defined by the SEC as a shell corporation.  On March 24, 2009, Maple exchanged shares with Nouveau Educational Systems, Inc. (NESI) whereby NESI became the accounting survivor.  On March 25, 2009, Maple’s Board of Directors elected to change Maple’s financial reporting to a fiscal year period ending March 31.  Effective May 8, 2009, Maple changed its name to Piccolo Educational Systems, Inc.  NESI is a wholly owned subsidiary of the Company and is the primary operating entity.

We are an on-line university offering short course and certificate programs as well as bachelor and masters degree programs.  Emphasis areas include real estate investing, small business management, accounting, finance, marketing, digital marketing, and construction management and technology.
We have not yet significantly commenced our planned principal operations and are, therefore, considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

Key Business Metrics

The following is a brief description of the major components of the key line items in our financial statements.

Net revenue.      Net revenue consists primarily of tuition as well as application, technology, library, graduation, transcript request and other fees.  We recognize tuition revenue net of any discounts, scholarships, or refunds, on a straight-line basis over the applicable course session.

Instructional Development Costs.     Instructional development costs consist primarily of expenses associated with the development, administration, and delivery of our academic programs.   This expense category includes salaries, benefits, share-based compensation, and costs associated with our curriculum and new program development, information technology, full time and adjunct faculty, and other support groups providing services to our students.  We allocate a portion of our depreciation, amortization, rent, and occupancy costs to this category.

Selling and Promotional.      Selling and promotional expenses include salaries, benefits, and costs of employees associated with our internal recruiting, marketing, and enrollment efforts as well as our web site development.  We allocate a portion of our depreciation, amortization, rent, and occupancy costs to this category.

General and Administrative.      General and administrative expenses include salaries, benefits, and share-based compensation of employees engaged in corporate management, finance, legal, compliance, and other corporate functions.  We allocate a portion of our depreciation, rent, and occupancy costs to this category.

Interest Expense.      Interest expense is mainly attributable to interest expense on our lines of credit with related parties and our notes payable.

Results of Operations

Revenues.     We commenced offering courses in August 2008 and acquired Capital Pacific University, LLC and its wholly owned membership interest in Institute of Construction Management and Technology, LLC in October 2008 resulting in $48 of revenue for the year ended March 31, 2009.  We had no revenue for the year ended March 31, 2008.

Instructional development costs.     Our instructional development costs for the year ended March 31, 2009 were $2,052, an increase of $1,319 or 180% as compared to $733 for the year ended March 31, 2008.  This increase is primarily due to $926 in increased payroll and payroll related expenses due to higher employee headcount in the year ended March 31, 2009 working toward curriculum and instructional infrastructure development.  We incurred an additional $182 in software training, software implementation, electronic data security, and other information technology expenses in the year ended March 31, 2009 as we began online operations.   We incurred an additional $71 in depreciation and amortization expense in the year ended March 31, 2009 resulting from depreciation of capital expenditures related to initial operations along with amortization of intangible assets acquired in the purchase of a 100% membership interest in Capital Pacific University, LLC.

Selling and promotional.     Our selling and promotional expenses for the year ended March 31, 2009 were $233, an increase of $73 or 46%, as compared to $160 for the year ended March 31, 2008.    The increase was primarily due to higher marketing expenses associated with our web site development in the year ended March 31, 2009 of $103 partially offset by lower compensation costs of $56 due to reduced selling and promotional employee census.

General and administrative.     Our general and administrative expenses for the year ended March 31, 2009 were $1,595, an increase of $922 or 137%, as compared to $673 for the year ended March 31, 2008.   The increase is primarily due to higher compensation and payroll related expense of $661, an increase of $76 in management and administrative expenses charged to us by a company under common control until we could hire appropriate administrative staff, an increase of $52 in stock-based compensation, and an additional $36 in depreciation expense in the year ended March 31, 2009 resulting from depreciation of capital expenditures related to initial operations.

Goodwill Impairment.      We review our goodwill for impairment annually or whenever events or changes in circumstances indicate possible impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  If such assets are considered to be impaired, the impairment is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.  We recorded a goodwill impairment charge of $110 in the year ended March 31, 2009.

Merger Expense.      We incurred merger related expenses of $384 in the year ended March 31, 2009 relating to the Securities Exchange Agreement.

Interest Expense.     Our interest expense for the year ended March 31, 2009 was $235, an increase of $183 from $52 for the year ended March 31, 2008 primarily as a result of increased borrowings under our lines of credit with related parties.  We converted $3,935 of balances due under our lines of credit to Series A Preferred Stock on December 15, 2008.

 Liquidity and Capital Resources

We financed our operating activities and capital expenditures since inception of our Development Stage primarily through proceeds from related party debt and issuance of common stock.

We believe our cash flow from operations, existing cash and cash equivalents and other sources of liquidity will not be sufficient to fund our ongoing operations, planned capital expenditures and working capital requirements for the next 12 months.  We plan to meet our cash needs through future advances on our lines of credit with related parties and through future debt and equity offerings.  There can be no assurance we will be successful in obtaining required funding.

To reduce cash outlays, Dr. Noone agreed in June 2009 to defer $100,000 per year of her salary until the Company successfully completes an executed capital transaction of at least $1,000,000 from any individual or entity other than Dr. Noone or Piccolo.  Upon the executed capital transaction, all deferred compensation is due and payable immediately.

Operating Activities.      Net cash used by operating activities for the year ended March 31, 2009 was $3,779 primarily due to our net loss of $(4,561) partially offset by noncash expenses, merger expense, and an increase in net liabilities.  We expect to continue to use net cash in our operating activities for at least the next 12 months.  Net cash used by operating activities for the year ended March 31, 2008 was $1,583 primarily driven by our net loss of $(1,618).

Investing Activities.     Net cash used in investing activities was $604 for the year ended March 31, 2009 primarily due to capital expenditures of $495 related to establishment of our infrastructure to support our initial online operations in addition to $109 incurred relating to the Securities Exchange Agreement payment of $75 in cash and $34 in transaction-related expenses.  Net cash used in investing activities for the year ended March 31, 2008 was $28 due to capital expenditures.

Financing Activities.    Net cash provided by financing activities was $4,604 for the year ended March 31, 2009 primarily due to advances on related party lines of credit and proceeds from the issuance of common stock.  Net cash provided by financing activities was $1,916 for the year ended March 31, 2008 primarily due to advances on related party lines of credit.

New Accounting Policies

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective April 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Recent Accounting Pronouncements

 In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160).  FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FASB 160 is effective for fiscal years beginning on or after December 15, 2008.  FASB 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  Early adoption is prohibited.  The Company does not anticipate that the adoption of FASB 160 will have an impact on its financial position or results of operations.

In December 2007, the FASB issued a revision of Statement No. 141 (R), Business Combinations. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. This Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for the fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently assessing the impact this standard will have on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities(“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption beginning with the interim period ending June 30, 2009.  Management does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate or commodity price market risk.

          Interest Rate Risk—From time to time we may invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the balance sheet and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our debt obligations and the possibility that future debt obligations may be at higher rates than current debt obligations.

Item 8. Financial Statements

PICCOLO EDUCATIONAL SYSTEMS, INC.

dba PICCOLO INTERNATIONAL UNIVERSITY

Page
Report of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets as of March 31, 2009 and 2008	40

Consolidated Statements of Operations for the Years Ended March 31, 2009 and 2008 and for the period February 3, 2005 (Inception of Development Stage) through March 31, 2009	41

Consolidated Statements of Stockholders’ Deficit for the Years Ended March 31, 2009 and 2008 and for the period February 3, 2005 (Inception of Development Stage) through March 31, 2009	42

Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008 and for the period February 3, 2005 (Inception of Development Stage) through March 31, 2009	43

Notes to Consolidated Financial Statements	44

To the Board of Directors and the Stockholders

Piccolo Educational Systems, Inc. dba Piccolo International University

We have audited the accompanying consolidated balance sheets of Piccolo Educational Systems, Inc. (the Company) dba Piccolo International University (a development stage company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the cumulative period from February 3, 2005 (date of inception of the development stage) through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piccolo Educational Systems, Inc. dba Piccolo International University (a development stage company) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the cumulative period from February 3, 2005 (date of inception of the development stage) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL. P.C.

Salt Lake City, Utah

July 13, 2009

PICCOLO EDUCATIONAL SYSTEMS, INC. dba PICCOLO INTERNATIONAL UNIVERSITY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$526,815	$305,523
Prepaid expense	108,212	23,715
Other current assets	24,352	-
Total current assets	659,379	329,238

Property and Equipment, net	437,597	24,217
Long term prepaid expense	2,340	-
Intangible assets - net	129,249	-

Total Assets	$1,228,565	$353,455

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$139,296	$21,243
Accrued expenses and other current liabilities	267,644	33,800
Dividends payable	114,263	-
Note payable - current	58,553	-
Total current liabilities	579,756	55,043

Non-Current Liabilities:
Payable to related parties	560,328	1,915,287
Note payable	275,000	-
Total non-current liabilities	835,328	1,915,287

Total Liabilities	1,415,084	1,970,330

Stockholders' Deficit:
Redeemable convertible preferred stock, $.001 par value, 4,209,517 authorized, 3,934,517 issued and outstanding at March 31, 2009; liquidation preference of $4,048,780.	3,934,517	-
Common stock, at $0.001 par value per share, 500,000,000 shares authorized, 23,384,000 and 20,000,000 issued and outstanding as of March 31, 2009 and 2008, respectively.	23,384	20,000
Additional Paid-In Capital (Deficit)	2,148,693	(19,000)
Deficit accumulated during the development stage	(6,293,113)	(1,617,875)
Total Stockholders' Deficit	(186,519)	(1,616,875)
Total Liabilities and Stockholders' Deficit	$1,228,565	$353,455

The accompanying notes are an integral part of these consolidated financial statements.

PICCOLO EDUCATIONAL SYSTEMS, INC. dba PICCOLO INTERNATIONAL UNIVERSITY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED MARCH 31,		For the Period February 3, 2005 (Inception of Development Stage) Through March 31,
	2009	2008	2009
Revenues:
Tuition and other, net	$48,324	$-	$48,324

Costs and expenses:
Instructional development costs	2,051,911	733,265	2,785,301
Selling and promotional	233,386	160,385	393,771
General and administrative	1,595,124	672,770	2,268,198
Goodwill impairment	109,953	-	109,953
Total costs and expenses	3,990,374	1,566,420	5,557,223
Loss from operations	(3,942,050)	(1,566,420)	(5,508,899)
Merger expense	(383,781)	-	(383,781)
Interest income	11	16	676
Interest expense	(235,155)	(51,691)	(286,846)
Net loss	(4,560,975)	(1,618,095)	(6,178,850)
Deemed dividend on redeemable convertible preferred stock	(114,263)	-	(114,263)
Net loss attributable to common stockholders	$(4,675,238)	$(1,618,095)	$(6,293,113)

Basic and Diluted Loss per Common Share	$(0.23)	$(0.19)
Basic and Diluted Weighted-Average Common Shares Outstanding	20,547,416	8,333,333

The accompanying notes are an integral part of these consolidated financial statements.

PICCOLO EDUCATIONAL SYSTEMS, INC. dba PICCOLO INTERNATIONAL UNIVERSITY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accum-ulated During the Develop-ment
	Shares	Amount	Shares	Amount	(Deficit)	Stage	Total
February 3, 2005 (Date of inception of the development stage)	-	$-	-	$-	$-	$-	$-
Net income for the period February 3, 2005 (inception of the development stage) through March 31, 2006	-	-	-	-	-	362	362
Balance - March 31, 2006	-	-	-	-	-	362	362
Net loss	-	-	-	-	-	(142)	(142)
Balance - March 31, 2007	-	-	-	-	-	220	220
Common stock issued in settlement of liability - November 2007, $0.001 per share	-	-	20,000,000	20,000	(19,000)	-	1,000
Net loss	-	-	-	-	-	(1,618,095)	(1,618,095)
Balance - March 31, 2008	-	-	20,000,000	20,000	(19,000)	(1,617,875)	(1,616,875)
Issuance of convertible redeem-able preferred stock in settle-ment of liability - December 15, 2008, $1.00 per share	3,934,517	3,934,517	-	-	-	-	3,934,517
Issuance of common stock, net of $25,000 offering costs -November through March, $1.00 per share	-	-	2,134,000	2,134	2,106,866	-	2,109,000
Securities Exchange Agreement with Maple Mountain Pumpkins and Agriculture net of 25,000,000 shares retired	-	-	1,250,000	1,250	(1,250)	-	-
Stock-based compensation	-	-	-	-	62,077	-	62,077
Dividend on series A preferred stock	-	-	-	-	-	(114,263)	(114,263)
Net loss	-	-	-	-	-	(4,560,975)	(4,560,975)
Balance - March 31, 2009	3,934,517	$3,934,517	23,384,000	$23,384	$2,148,693	$(6,293,113)	$(186,519)

The accompanying notes are an integral part of these consolidated financial statements.

PICCOLO EDUCATIONAL SYSTEMS, INC. dba PICCOLO INTERNATIONAL UNIVERSITY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Years Ended March 31,		Inception of Development Stage Through March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,560,975)	$(1,618,095)	$(6,178,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,890	3,617	128,507
Stock-based compensation	62,077	-	62,077
Goodwill impairment	109,953	-	109,953
Merger expense	383,781	-	383,781
Changes in operating assets and liabilities
Increase in prepaid expense	(86,837)	(23,715)	(110,552)
Increase in other current assets	(18,360)	-	(18,360)
Increase (decrease) in accounts payable	(27,160)	21,243	(5,917)
Increase in accrued expenses and other current liabilities	233,844	33,800	267,644
Net cash used in operating activities	(3,778,787)	(1,583,150)	(5,361,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(494,903)	(27,834)	(522,737)
Payments made and expenses incurred relating to the stock exchange agreement	(108,781)	-	(108,781)
Net cash used in investing activities	(603,684)	(27,834)	(631,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,109,000	-	2,109,000
Net payments to related party	-	(590)	-
Net proceeds from related party notes payable	2,579,558	1,916,287	4,495,845
Payment on note payable for acquisition of business	(84,795)	-	(84,795)
Net cash provided by financing activities	4,603,763	1,915,697	6,520,050

NET INCREASE IN CASH	221,292	304,713	526,815
Cash at the beginning of the year	305,523	810	-
CASH AT THE END OF THE PERIOD	$526,815	$305,523	$526,815

SUPPLEMENTAL INFORMATION
Cash paid for interest during the year	$8,518	$-
Cash paid for taxes	-	-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party notes payable to preferred stock	$3,934,517	$-
Net assets assumed in purchase	$288,562	-
Note payable issued in Securities Exchange Agreement	$275,000	-
Dividends accrued on Series A preferred stock	$114,263	-
Issuance of common stock for related party note payable	-	1,000

 The accompanying notes are an integral part of these consolidated financial statements.

PICCOLO EDUCATIONAL SYSTEMS, INC.
dba PICCOLO INTERNATIONAL UNIVERSITY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Nouveau Educational Systems, Inc. (“NESI”) incorporated on February 3, 2005 in the state of Nevada.  NESI operates in Scottsdale, Arizona and does business under the name “Piccolo International University”.  NESI has not yet commenced significant operations and is, therefore, considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.  Significant development stage operations did not begin until October 2007. Since inception of development stage operations, the Company developed its business plan to become an online university offering short course and certificate programs as well as associate, bachelor and masters degree programs.  Emphasis areas include real estate investing, small business management, accounting, finance, marketing, digital marketing,  and construction management and technology.  Since inception of the development stage, the major activities of the Company have included raising capital, hiring professional staff, and developing its online curricula of programs.

NESI acquired a 100% membership interest in Capital Pacific University, LLC (CPU) as well as its principal asset of 100% ownership of Institute of Construction Management and Technology, LLC, an Arizona limited liability company (ICMT) on October 13, 2008.  (Note E).

Maple Mountain Pumpkins and Agriculture, Inc. (“Maple”) incorporated on August 15, 1997 in the State of Nevada and originally engaged in the business of farming pumpkins and other crops.  On December 23, 2006, Maple entered into a quasi-reorganization resulting in Maple’s accounting being substantially similar to that of a new enterprise.  Subsequently, Maple had no operations.

On March 24, 2009, NESI entered into an Agreement Concerning the Exchange of Securities (“Exchange”) with Maple. As part of the Exchange, Maple cancelled 25,000,000 shares of its original 26,250,000 shares of Maple common stock, thereby leaving 1,250,000 shares that are included in the NESI outstanding share amount at March 31, 2009.  NESI paid $75,000 in cash and issued a promissory note (“Note”) totaling $275,000 bearing interest at the rate of 6% per annum and payable on July 1, 2010 for the 1,250,000 shares outstanding of Maple.  In the event NESI raises funds through the sale of equity or debt instruments prior to the maturity date of the Note, 10% of the gross proceeds therefrom shall be used to prepay the Note.  NESI also incurred $33,781 in transaction-related expense.  Since Maple had no assets, the Company recorded a merger expense of $383,781 resulting from this transaction.

The Exchange is considered to be a capital transaction in substance, rather than a business combination.  The Exchange is equivalent to the acquisition by NESI of Maple with the retirement of stock by Maple.  This transaction is reflected as a recapitalization and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition.  Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, NESI.  Since Maple did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of NESI.  The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, the outstanding stock shown is that of NESI and reflects the cancellation of 25,000,000 shares of Maple stock.

On March 25, 2009, the Company’s Board of Directors elected to change the Company’s financial reporting to a fiscal year period ending March 31.

Effective May 8, 2009, Maple changed its name to Piccolo Educational Systems, Inc.  (the “Company”).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Maple since March 24, 2009, the date of the closing of the Exchange.  The accompanying consolidated financial statements only present the operations of CPU from October 13, 2008, the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation.

Business Condition - As shown in the accompanying financial statements, the Company incurred a net loss applicable to common shareholders of $4,675,238 during the year ended March 31, 2009, and has incurred losses since the inception of the development stage resulting in a stockholders’ deficit of $186,519. The Company generated revenues of only $48,323 from inception through March 31, 2009.

Management plans to meet its cash needs through drawing on its lines of credit and through the private placement of its common stock as described in more detail at Note C and Note D in addition to other potential debt and/or equity offerings. The Company expects to operate for the fiscal year ending March 31, 2010 within the limits of its lines of credit. The Company’s Chairman has agreed to provide financial support as required for the Company’s operations. The Company is considered a development stage company and is working to establish its curriculum and customer base as an online university. There can be no assurance that the Company will meet its financial objectives.

Cash and Cash Equivalents – For purposes of reporting cash flows, the Company considers all cash accounts which are subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less to be cash or cash equivalents.

The Company maintains cash balances at one financial institution. At times during the year, the amount of deposits in this institution may exceed the $250,000 federally insured limit.

Property and Equipment – Property and equipment is carried at cost. Maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method based on the estimated useful lives of the individual assets as follows:

Furniture and office equipment	5-7 years
Computers and software	2-3 years

Stock-Based Employee Compensation – The Company has outstanding stock options to directors and employees, which are described more fully in Note G.  The Company accounts for its stock options in accordance with Statements of Financial Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

The Company recognized stock-based employee compensation expense of $62,077 and $0 for the years ended March 31, 2009 and 2008.

Income Taxes – The Company accounts for income taxes based on an asset and liability, approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income.

Revenue Recognition – The Company recognizes tuition received from students on a straight-line basis over the applicable semester net of refunds or scholarships.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred.  Advertising and marketing expense for the years ended March 31, 2009 and 2008 was $115,074 and $11,792, respectively.

Basic and Diluted Loss Per Share - Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  As of March 31, 2009 and 2008, there were outstanding shares of Series A convertible preferred stock that were common stock equivalents of 3,934,517 and zero shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.  The Company also excluded 2,500,000 stock options from the calculation of diluted net loss per common share for the year ended March 31, 2009 as their inclusion would have been antidilutive.

Goodwill and Intangible Assets – Intangible assets related to businesses acquired principally consist of goodwill, which represents the excess purchase price over the fair value of assets acquired, course curriculum, mailing lists and customer relationships.  The Company accounts for its goodwill and other intangible assets in accordance with Statement of Financial Account Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and does not amortize its goodwill and other intangible assets with infinite lives.  In accordance with SFAS 142, the Company’s intangible assets with finite useful lives are amortized over their respective estimated useful lives which range from one to three years.  The Company’s intangible assets with infinite lives, including goodwill, are reviewed for impairment annually and whenever events or changes in circumstances indicate possible impairment in accordance with SFAS No. 142 (See Note F).  The Company’s intangible assets with finite useful lives are reviewed for impairment annually and whenever events or changes in circumstances indicate possible impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

New Accounting Policies – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company adopted SFAS No. 157 effective April 1, 2008 and the adoption did not have a significant effect on its consolidated results of operations, financial position or cash flows. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Recent Accounting Pronouncements – In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160).  FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FASB 160 is effective for fiscal years beginning on or after December 15, 2008.  FASB 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  Early adoption is prohibited.  The Company does not anticipate that the adoption of FASB 160 will have an impact on its financial position or results of operations.

In December 2007, the FASB issued a revision of Statement No. 141 (R), Business Combinations. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. This Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. This Statement is effective for financial statements issued for the fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently assessing the impact this standard will have on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities(“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption beginning with the interim period ending June 30, 2009.  Management does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position and results of operations.

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	March 31, 2009	March 31, 2008

Software	$296,852	$1,772
Office furniture and equipment	237,079	26,062
	533,931	27,834
Less accumulated depreciation	(96,334)	(3,617)
Property and equipment, net	$437,597	$24,217

Depreciation charged to income was $92,717 and $3,617 for the years ended March 31, 2009 and 2008, respectively.

NOTE C – COMMON STOCK AND PREFERRED STOCK

Common Stock – On November 1, 2007, NESI issued 1,000,000 shares of its common stock at par value of $0.001 to SRP Investments, LLC, which is owned by a related party. The shares were issued in settlement of a $1,000 balance due to James Piccolo (Piccolo). Before November 1, 2007, NESI had no common stock issued or outstanding. On November 3, 2008, NESI’s Shareholders and its Board of Directors approved a 20:1 forward split of its $0.001 par value common stock. NESI treated the stock split as a retrospective adjustment and is reflected in these financial statements for all periods presented.

On October 30, 2008, NESI’s Board of Directors authorized a private placement of up to 2,000,000 shares of its common stock, par value $0.001 per share, to qualified investors at a purchase price of $1.00 per share.  The private placement authorized by the Board of Directors was increased to 3,000,000 shares of common stock on March 9, 2009.  NESI received $2,109,000 (net of $25,000 offering costs) for 2,134,000 shares of common stock as of March 31, 2009.

Preferred Stock – On December 15, 2008, NESI’s Shareholders and its Board of Directors amended the Corporation’s Articles of Incorporation and authorized the Company to issue 5,000,000 shares of $.001 par value non-voting Series A Redeemable Convertible Preferred Stock.  Each share of Series A Stock can be converted into one share of the Company’s common stock at the holder’s discretion.  Series A Stockholders will be entitled to receive, when and as declared, dividends at the semi-annual rate of $0.05 per share, payable in arrears on June 30 and December 31 of each year beginning June 30, 2009. Dividends will accumulate to the extent they are not paid on the dividend payment date.  At the option of the Company, the Series A Stock may be redeemed, in whole or in part, at any time at $1.00 per share.  Series A Stock has liquidation rights to receive distributions of $1.00 per share plus accrued and unpaid dividends prior to any distribution of assets to holders of common stock.  After payment of the full amount of the liquidating distribution to which they are entitled, holders of Series A stock will be entitled to share in any further liquidation on a pro-rata basis with any other preferred or common stock.

On December 15, 2008, NESI converted $1,779,792 due under the line of credit payable to Piccolo and $2,154,725 due under the line of credit payable to Nouveau Riche Corporation (NRC) to 3,934,517 shares of Series A Preferred Stock issued to Piccolo and NRC as described in Note D. On March 24, 2009, NESI exchanged 3,934,517 shares of NESI Series A preferred stock for 3,934,517 shares of the Company’s preferred stock .  On March 20, 2009, Maple’s Board of Directors authorized 4,209,517 shares of $.001 par value non-voting Series A Convertible Preferred Stock (Series A Stock).   As of March 31, 2009, the Company accrued $114,263 of dividends on these preferred shares.

NOTE D – RELATED PARTY TRANSACTIONS

As of December 31, 2008, and 2007, related party transactions consisted of the following:

NESI maintains a line of credit dated November 30, 2007 with Piccolo.  The total available credit is $2,500,000 and the line matures on November 30, 2010.  Interest accrues at the rate of 10% per annum.  Monthly interest payments will commence on November 30, 2009.  On December 15, 2008, NESI converted $1,779,792 under the line of credit due to Piccolo to Series A Preferred Stock (Note C).  As of March 31, 2009 and 2008, the unpaid principal and interest due Piccolo was $490,345 and $989,802, respectively.

NESI maintains a line of credit with Nouveau Riche Corporation (NRC) dated October 31, 2007. The total available credit is $2,500,000 and the line matures on October 31, 2010. Interest accrues at the rate of 10% per annum.  Monthly interest payments will commence on October 31, 2009.  As of March 31, 2009 and 2008, the unpaid principal and interest due NRC was $69,983 and $925,485, respectively.  On December 15, 2008, NESI converted $2,154,725 under the line of credit due to NRC to Series A Preferred Stock (Note C).

NRC is controlled by Piccolo. NESI shared office space with NRC until December 1, 2008 and NRC paid for almost all office related expenses. The financial position of the Company and operating results could be materially changed if these entities were not under common control.  For the years ended March 31, 2009 and 2008, the Company incurred $418,280 and $342,564, respectively, of management and administrative expenses from NRC per a support services agreement. This agreement required monthly payments of $22,899 to be paid for support services for the period June 1, 2007 through September 30, 2007 and monthly payments of $41,828 from October 2007 through its termination in January 2009.

Effective December 1, 2008, the Company entered into a sub-lease agreement with NRC for 7,594 square feet of office space.  The sub-lease requires monthly rental payments of $14,872 with a deposit of $14,872 equal to the last months rent.  The sub-lease terminates on November 30, 2009.

NOTE E – ACQUISITION

On October 13, 2008, NESI acquired a 100% membership interest in Capital Pacific University, LLC, a Delaware limited liability company (CPU) and its principal asset of 100% ownership of Institute of Construction Management and Technology, LLC, an Arizona limited liability company, (ICMT). ICMT operated an entirely online construction management school. NESI agreed to pay $150,000 by making monthly payments of $15,000 for 10 consequent months commencing November 1, 2008.  NESI recorded the note at a fair value of $143,348 using an imputed interest rate of 10%.  At March 31, 2009, the remaining principal amount on the note was $58,553.

In addition, NESI agreed to pay outstanding liabilities of ICMT and/or CPU of $145,214. In connection with the acquisition, NESI recorded goodwill of $109,953 and other intangible assets totaling $161,422. These intangible assets consist of course curriculum (three year life), customer relationship (two year life) and mailing lists (one year life).

In connection with the acquisition discussed above, NESI entered into a Consulting Agreement (“Agreement”) with the former President and CEO (“Consultant”) of CPU whereby the Consultant agreed to make reasonable time and services available to NESI.  In consideration of the services to be provided, NESI has agreed to pay an amount equal to five percent (5%) of certain revenues related to construction-related degree programs and courses (“Fee”).  The Fee is payable on the 60th day following NESI’s fiscal year end.  The Consultant has indemnified NESI against all damages or costs exceeding $115,000 net of any recovery by NESI.  NESI has incurred approximately $157,000 in costs and expenses associated with the acquisition and therefore has not recognized any Fees to date.  The Fees are payable through October 11, 2013 unless the Agreement is terminated for cause.

The acquisition cost was allocated to the assets acquired and the liabilities assumed as follows:

Current assets	$5,992
Property and equipment	11,195
Identifiable intangible assets other than goodwill	161,422
Goodwill	109,953
Total assets acquired	288,562
Current liabilities assumed	(145,214)
Net assets acquired	$143,348

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisition had been completed on April 1, 2008 and 2007, respectively:
	For the years ended March 31,
	2009	2008

Tuition revenue and other, net	$95,669	$69,570
Net loss attributable to common stockholders	$5,267,389	$3,597,943
Basic and diluted loss per Common Share	(0.26)	(0.43)

NOTE F – INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if an event or circumstances indicate that an impairment loss may have occurred.  The Company completed its annual impairment test and determined that there was impairment to goodwill as the carrying amount of the goodwill exceeded the implied fair value.  A charge of $109,953 was recorded in the consolidated statement of operations for the year ended March 31, 2009.

The primary components of the Company’s identifiable intangible assets estimated life and the related accumulated amortization as of March 31, 2009 are as follows:

	Gross	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Curriculum (three years)	$132,000	$(22,000)	$110,000
Customer relationships (two years)	18,150	(4,537)	13,613
Mailing lists (one year)	11,272	(5,636)	5,636
Total	$161,422	$(32,173)	$129,249

The amortization expense for intangibles subject to amortization was $32,173 for the year ended March 31, 2009.

The estimated amortization expense for each of the three years subsequent to March 31, 2009, is as follows:

Years ending March 31,
2010	$58,711
2011	48,538
2012	22,000

NOTE G – STOCK-BASED COMPENSATION

On March 20, 2009, the Company adopted the 2009 Stock Option/Stock Issuance Plan (“2009 Plan”) pursuant to which the Company may award stock options and other stock-based awards.  The Company designated 6,000,000 shares of common stock be reserved for issuance under the 2009 Plan.  Upon closing of the Securities Exchange Agreement (Note A) on March 24, 2009, the Company granted options to purchase 4,500,000 shares of the Company’s common stock to persons previously granted 4,500,000 stock options to purchase NESI’s common stock on the same terms and vesting dates as NESI’s option grants.  NESI originally granted these options on February 1, 2009 and March 1, 2009.  Options granted during the year ended March 31, 2009 vest one year from the date of the original NESI grant and expire five years from the original NESI grant date. On March 31, 2009, options to purchase 2,000,000 shares of the Company’s stock granted to two former directors of NESI were cancelled.  At March 31, 2009, the Company had 2,500,000 non-vested stock options outstanding.

The Company has recorded $62,077 of compensation expense related to stock options for the year ended March 31, 2009 in accordance with SFAS 123R.   As of March 31, 2009, there was $265,698 of unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options.  These costs are expected to be recognized in the fiscal year ending March 31, 2010.

A summary of option activity for the year ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2008	-	$-
Options granted	4,500,000	1.00
Options exercised	-	-
Options forfeited	2,000,000	1.00
Options outstanding at March 31, 2009	2,500,000	1.00	4.8	2,500,000
Options exercisable at March 31, 2009	-	$-	-	-

Under SFAS 123R, the fair value of each option grant is estimated on the date of original grant using the Black-Scholes option pricing model applying the following weighted average assumptions:

Risk-free interest rate	1.33%
Expected life	3 years
Dividend yield	--
Expected volatility	25%
Grant date fair value	$1.00

The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at the date of grant.  Expected volatility is based upon the historical volatility of the common stock of a publically traded company in the same industry.  As of March 31, 2009, the Company estimated a forfeiture rate of 20%.  The estimated forfeiture rate will be assessed in subsequent periods and may change based on new facts and circumstances.

NOTE H — INCOME TAXES

The Company believes it is unlikely that the deferred tax assets will be realized and the deferred tax assets have been fully allowed against. The net deferred tax asset consisted of the following at March 31, 2009 and 2008:

	2009	2008
Deferred tax liabilities:
Accumulated depreciation	$(607)	$-
Accumulated amortization	(49,916)	-
Total deferred tax liabilities	(50,523)	-
Deferred tax assets
Operating loss carryforwards	2,389,246	603,180
Depreciation expense	-	1,007
Accrued interest due to related parties	519	19,963
Stock-based compensation	23,975	-
Total deferred tax assets	2,413,740	624,150
Total net deferred tax assets before valuation allowance	2,363,217	624,150
Valuation allowance	(2,363,217)	(624,150)
Net deferred tax asset	$-	$-

A reconciliation of the expected U.S. federal income tax computed at the statutory rate to the provision for income taxes is as follows for the years ended March 31:

	2009	2008

Tax at federal statutory rate - 34%	$(1,550,732)	$(550,152)
State benefit, net of federal tax	(210,717)	(74,756)
Maple Mountain operating loss carryforward acquired	(21,027)	-
Nondeductible expense	43,409	758
Change in valuation allowance	1,739,067	624,150
	$-	$-

The Company’s consolidated federal net operating loss of $6,186,552 which begins to expire on March 31, 2028 and its state net operating loss of $6,186,552 which begins to expire on March 31, 2013.

NOTE I – COMMITMENTS AND CONTINGENCIES

Various legal claims arise from time to time in the normal course of business, which, in the opinion of the management, will have no material effect on the Company’s financial statements.

The Company has entered into a sub-lease agreement with NRC terminating on November 30, 2009 as described at Note D.

NOTE J– SUBSEQUENT EVENTS

Stock Options – Effective April 8, 2009, the Company’s Board of Directors approved the grant of non-qualified stock options for 200,000 shares of the Company’s $0.001 par value common stock at an exercise price of $0.25 per share to a financial advisory firm and agreed to grant an option to purchase an additional 200,000 shares of  $0.001 par value common stock upon achievement of certain conditions. The options vest upon grant and expire thirty days from the date of grant.  The financial advisory firm exercised its option to purchase 200,000 shares on May 5, 2009.

On June 23, 2009, the Company’s Board of Directors approved the grant of non-qualified stock options for 40,000 of the Company’s $.001 par value common stock at an exercise price of $1.50 per share to its outside directors.  The options vest one year from date of grant and expire five years from date of grant.  In addition, the Company’s Board of Directors approved a pool of up to 1,000,000 options to purchase the Company’s $.001 common stock to be awarded to managers and staff of NESI at the discretion of the President.  To date the Company has awarded 100,000 non-qualified options to purchase shares under this pool at an exercise price of $1.50 per share, vesting one year from date of grant, and expiring five years from date of grant.

Private Placement – On April 17, 2009, the Company’s Board of Directors and Majority Shareholders approved a private placement offering of up to 3,000,000 shares of the Company’s $.001 par value common stock at a price of $1.50 per share.   The Company is authorized to issue up to one warrant for each ten shares sold in the offering and to pay 8% of the gross proceeds in sales commissions and 1% of the gross proceeds in non-accountable expenses in connection therewith. The Company has sold 90,000 shares of common stock under this private placement offering to date for a total of $122,850 (net of $12,150 in sales commissions and related costs) and has issued warrants to purchase 9,000 shares of common stock at a price of $1.50 per share.  The Company has paid $13,500 of the gross proceeds toward accrued interest and principal of the Note (see Note A).

401k Plan – Effective May 15, 2009, the Company’s Majority Stockholders and Board of Directors approved the Piccolo International University 401k Plan (Plan).  Under the Plan, employees of NESI who have attained 21 years of age are eligible to defer between 1% and 90% of their compensation on a pre-tax or Roth after-tax basis.  NESI may make a Discretionary Matching and/or a Discretionary Profit Sharing contribution into the Plan.  For 2009 the Discretionary Matching contribution will be zero and NESI does not expect to make a Discretionary Profit Sharing contribution for the foreseeable future.  Participants will vest in any Discretionary Matching contribution or Discretionary Profit Sharing contribution at the rate of 25% per year for each year of service.  Employees can withdraw funds only in the event of retirement, death, disability, or termination of employment.  NESI expects to allow participant contributions beginning in July 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-5(e) as of the end of the period covered by this Annual Report on Form 10-K, have concluded (i) that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP.  We have concluded that our internal controls over financial reporting were effective as of March 31, 2009.

This annual report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Name	Age	Officer / Director Position	Since
James Piccolo (1)	52	Chairman of the Board of Directors	2005
Laura Palmer Noone (1)	50	Chief Executive Officer, President, and Director	2008
Gloria Zemla (1)	58	Chief Financial Officer, Treasurer, and Secretary	2008
Dennis Shields	53	Director	2009
Margie Traylor	45	Director	2009
Hugh McBride	72	Director	2009
Sharon Lechter	55	Director	2009

(1) The date served since includes time served at the predecessor company in the same capacity.

Jim Piccolo, age 52, has served as the Chairman of NESI since 2005 and joined us as our Chairman on the closing of the Securities Exchange.  He has served as President and Chief Executive Officer of Nouveau Riche Corporation since he founded it in 2000.   Mr. Piccolo holds a Bachelor Degree from the University of Nebraska.

           Laura Palmer Noone, age 50, has served as Chief Executive Officer, President and Director of NESI since 2008 and joined us in the same capacities upon the closing of the Securities Exchange. Previously, she held various senior executive positions at the University of Phoenix from 1994 until 2006 including the Presidency of the University of Phoenix from 2000 until 2006.  She also served as a Senior Vice President of the Apollo Group, Inc. from 2004 to 2006.   She serves on the Board of Trustees for the Lumina Foundation for Education (2007 to present), the University of Dubuque (2002-2004, 2006 – present), and for Westwood College, Inc. (Chair 2007 – present).   She sits on the Board of Advisors for the Phoenix School of Law (2005 – present) and on the Arizona Board for Private Postsecondary Education (1999 – present, Chair 2007).  She is a faculty lecturer on trends in higher education for Harvard University Graduate School of Education, Management of Lifelong Education Program (1998 – present).  Dr. Noone holds a Ph.D. in Higher Education Administration from the Union Institute, as well as a Juris Doctor and MBA from the University of Iowa.  She is licensed to practice law in Arizona and Iowa.

           Gloria Zemla, age 58, has served as Chief Financial Officer of NESI since December 2008 and joined us as our Chief Financial Officer, Secretary and Treasurer on the closing of the Securities Exchange.  From 2000 to 2008 she was the Chief Financial Officer and Secretary of Adtron Corporation.  She holds a B.S. degree from Wayne State University and is a Michigan certified public accountant.

    Dennis Shields, age 54, joined us as a director on the closing date of the Securities Exchange. He has been Dean and a professor of law at Phoenix School of Law since 2005.  From 2002 until 2005 he was Associate Dean for Admissions and Financial Aid for Duke University School of Law.  Mr. Shields received his Bachelor of Arts Degree in Business Administration in 1977 from Graceland College and received his Juris Doctorate Degree in 1982 from the University of Iowa College of Law.

    Margie Traylor, age 45, joined us a director on the closing date of the Securities Exchange.  She has served as the CEO of Sitewire Marketspace Solutions, LLC, since she founded it in 1999.  Ms. Traylor received her Bachelor of Science Degree in Accounting from Arizona State University.

           Hugh McBride, age 73, joined us as a director on the closing date of the Securities Exchange.  Prior to his retirement in 2002, Mr. McBride was the President of the College of Financial Planning for the Apollo Group, Inc., from 2000 to 2002.  He has served on the faculty of Apollo Group, Inc., since 1997.  Mr. McBride holds a Bachelor of Science Degree in History and Political Science from the University of Houston and a Bachelor of Science Degree in Military Arts and Science from the Command and General Staff College.  He received his MBA from Syracuse University in 1973.

    Sharon Lechter, age 55, joined us as a director on the closing date of the Securities Exchange. From 1997 until 2007, Ms. Lechter was the founder and Chief Executive Officer of CashFlow Technologies, Inc. and from 2002 to the present has been the President of S and B Systems, Inc.  She earned a B.S. degree from Florida State University.

There are no family relationships between any of our officers and directors.

Term of Office

Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.  Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are held at such time each year as designated by the Board of Directors.  Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds office until his successor is elected and qualified or until his earlier resignation or removal.

Section 16 Reporting

    All of the Company's executive officers and directors were late in filing their initial Forms 3, following the closing of the Securities Exchange with Nouveau Educational Systems, Inc. on March 24, 2009.  All such Forms 3 were filed with the Commission by April 23, 2009.

Item 11.  Executive Compensation.

Executive Officer Compensation

The following table provides information regarding total compensation earned in fiscal year 2009 by our Chief Executive Officer who was the only executive officer whose total compensation exceeded $100,000 for the fiscal year:

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)
Laura Palmer Noone
Chief Executive Officer, President and Director	2009	$150,000	$24,828	$-	$-

(1)
This column represents the dollar amount recognized for financial statement reporting purposes for fiscal 2009 for stock option awards granted to the named executive officer in fiscal 2009 in accordance with FAS 123R.  Pursuant to SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting requirements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards held by the named executive officers as of March 31, 2009:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date
Laura Palmer Noone
Chief Executive Officer, President and Director	-	-	1,000,000	$1.00	2/01/2014

Gloria Zemla
Chief Financial Officer, Secretary and Treasurer	-	-	300,000	$1.00	2/01/2014
(1) Options to purchase shares of Common Stock were granted on February 1, 2009. The options vest in full on the first anniversary date of the date of grant.

Director Compensation

Our outside directors receive $1,000 for each board meeting attended.  We may pay additional cash and stock-based compensation to our directors in the future.  Additionally, we granted each outside director non-statutory stock options for 10,000 shares of common stock at $1.50 per share in June 2009.

Equity Incentive Plan

In May 2009, we adopted an equity incentive plan, which we refer to as our Plan, which provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986.  Incentive stock options are issuable only to our eligible officers, directors and key employees.  Non-statutory stock options are issuable only to our officers, directors, key employees and consultants.  An aggregate of   6,000,000 stock options may be issued under the Plan, of which 2,600,000 options are currently outstanding.  The Plan is administered by our full Board of Directors.  Under the Plan, the Board determines which individuals receive options, the time period during which the options may be exercised and the option price.

             With respect to incentive stock options, the per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted.  No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of our stock is eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant.  The option price for non-statutory options will be established by the Board and also may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant.

              No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee.  Options may be exercised only if the option holder remains continuously associated with us from the date of grant to the date of exercise, unless modified or extended under the Plan grant.  Options under the Plan must be granted within ten years from the effective date of the Plan and the exercise date of an option cannot be later than five years from the date of grant.  Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by us become available once again for issuance.  Shares issued upon exercise of an option rank equally with other shares then outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock. The information below indicates:

	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock,
	each of our directors and executive officers, and
	all directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of any shares of common stock, over which he or she has or shares, directly or indirectly, voting or investment power, or of which he or she has the right to acquire beneficial ownership (through exercise of stock options or conversion of convertible securities to common stock) at any time within 60 days from the date hereof. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

		Percentage of Common
Name	Number of Shares	Stock Owned
James Piccolo (2)	13,253,370	49.6%
Laura Palmer Noone (1) (2)	5,398,713	20.2%
Gloria Zemla	0	0.0%
Dennis Shields	0	0.0%
Margie Traylor	0	0.0%
Hugh McBride	0	0.0%
Sharon Lechtor	0	0.0%
All officers and directors as a group (eight persons)	18,652,083	67.6%
Robert Snyder	4,382,805	18.5%

(1)  Includes securities owned by entities controlled by this individual.
(2)  Includes 3,026,824 shares of Series A Convertible Preferred Stock held by Mr. Piccolo and 907,693 shares of Series A Convertible Preferred Stock held by Ms. Noone, or entities controlled by them.  Each share of Series A Convertible Preferred Stock is convertible into one share of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

 We maintain a line of credit dated November 30, 2007 with Mr. Piccolo.  The total available credit is $2,500,000 and the line matures on November 30, 2010.  Interest accrues at the rate of 10% per annum.  Monthly interest payments will commence on November 30, 2009.  As of March 31, 2009 and 2008, the unpaid principal and interest due to Mr. Piccolo was $490,345 and $989,802, respectively.  On December 15, 2008, we converted $1,779,792 due under the line of credit to Mr. Piccolo to Series A Convertible Preferred Stock at $1.00 per share.

We maintain a line of credit agreement dated October 31, 2007 with Nouveau Riche Corporation (“NRC”), a company controlled by Mr. Piccolo.  The total available credit is $2,500,000 and the line matures on October 31, 2010.  Interest accrues at the rate of 10% per annum.  Monthly interest payments will commence on October 31, 2009.  As of March 31, 2009 and 2008, the unpaid principal and interest due to NRC was $69,983 and $925,485, respectively.  On December 15, 2008, the Company converted $2,154,725 due under the line of credit due to NRC to Series A Convertible Preferred Stock at $1.00 per share.

 We shared office space with NRC until December 1, 2008 and NRC paid for almost all office related expenses.  Our financial position and operating results could be materially changed if these entities were not under common control.  For the nine months ended December 31, 2008 and 2007, we incurred and paid $376,452 and $217,080, respectively, of management and administrative expenses from NRC per support services agreement.  This agreement required monthly payments of $22,899 to be paid for support services for the period of June 1, 2007 through September 30, 2007 and monthly payments of $41,828 to be paid effective October 1, 2007.  The agreement terminated on January 31, 2009.

Effective December 1, 2008, we entered into a sub-lease agreement with NRC for 7,594 square feet of office space.  The sub-lease requires monthly rental payments of $14,872 with a deposit of $14,872 equal to the last month’s rent.  The sub-lease terminates on November 30, 2009.

In March 2009, Mr. Piccolo transferred 907,693 shares of Series A Convertible Preferred Stock to Ms. Noone.

Item 14.  Principal Accounting Fees and Services

    Set forth below are the aggregate fees incurred for the professional services provided by our independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. (HBM) in fiscal 2009 and 2008. Audit fees consist of services rendered to us and our subsidiaries for the audit of our annual consolidated financial statements and reviews of our consolidated quarterly financial statements included in Form 8-K filings.

Fees and Independence

                Audit Fees.    The Company incurred aggregate fees of $35,849 and $23,433 for professional services rendered for the audit of the Company’s financial statements for the years ended March 31, 2009 and 2008, respectively, and its reviews of the Company’s financial statements For December 31, 2008, the review of ICMT at September 30, 2008 and the audit of ICMT at March 31, 2008, which was acquired in October 2008.

                Audit Related Fees.    The Company incurred aggregate fees of $2,070 for the years ended March 31, 2009 for its services in connection with the review of the Company’s registration statements on Form 8-K.

                Tax Fees.    The Company incurred aggregate fees of $3,000 for professional services rendered for tax compliance, tax advice and tax planning for the years ended March 31, 2009.

                All Other Fees.    No other fees were incurred by the Company during 2009 and 2008.

                The Audit Committee of the Board of Directors has determined that the provision of services by HBM described above is compatible with maintaining HBM’s independence as the Company’s principal accountant.

    In addition, prior to becoming a publically reporting entity, our predecessor company incurred $10,490 with another accounting firm for tax, audit and consulting services during fiscal 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements
See Item 8 of Part II hereof.
(2) Financial Statement Schedules
None
(3) Exhibits:

Exhibit Number	Description

3.1	Articles of Incorporation of the registrant, as amended (1)
3.2	Amended and Restated Bylaws of the registrant
10.1	Equity Compensation Plan (2)
10.4	Office Lease
14.1	Code of Business Conduct and Ethics
14.2	Audit Committee Charter
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Form 10 K filed with the Commission on February 9, 2009.
(2)	Incorporated by reference to our Form Def 14c filed with the Commission on April 21, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PICCOLO EDUCATIONAL SYSTEMS, INC.

/s/ Laura Palmer Noone
Laura Palmer Noone
Chief Executive Officer
(Principal Executive Officer)
Date:  July 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their below capacities on July 14, 2009.

/s/ Laura Palmer Noone Laura Palmer Noone President, Chief Executive Officer and Director	/s/ Jim Piccolo Jim Piccolo Chairman of the Board of Directors

/s/ Dennis Shields Dennis Shields Director	/s/ Margie Traylor Margie Traylor Director

/s/ Hugh McBride Hugh McBride Director	/s/ Sharon Lechter Sharon Lechter Director

/s/ Gloria Zemla Gloria Zemla Chief Financial Officer, Principal Financial and Accounting Officer